Form 10QSB
period 2001-12-31
CITY SAVINGS FINANCIAL CORP
filed 2002-02-14
CIK 1159404

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        Commission file number: 000-33441

                       CITY SAVINGS FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Indiana                                        35-2156159
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                   Identification Number)

                              2000 Franklin Street
                          Michigan City, Indiana 46360
                    (Address of principal executive offices)

                                 (219) 879-5364
                           (Issuer's telephone number)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  ]            No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 12, 2002 - 555,450 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
No.
PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

              Consolidated Condensed Balance Sheets                            3

              Consolidated Condensed Statements of Income                      4

              Consolidated Condensed Statements of Cash Flows                  6
              Notes to Unaudited Consolidated Condensed Financial Statements   7

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                                11
Item 2.      Changes in Securities                                            11
Item 3.      Defaults Upon Senior Securities                                  12
Item 4.      Submission of Matters to a Vote of Security Holders              12
Item 5.      Other Information                                                12
Item 6.      Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                    13

Item 1.  Financial Statements

                       CITY SAVINGS FINANCIAL CORPORATION
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                        December 31,                 June 30,
                                                            2001                       2000
                                                        -------------------------------------
                                                                     (in thousands)
Assets
   Cash and due from banks                                $ 1,852                   $    788

   Interest-bearing demand deposits                         6,846                      1,227
                                                        -------------------------------------
      Cash and cash equivalents                             8,698                      2,015

   Investment securities available for sale                 7,661                      4,655

   Investment securities held to maturity                     381                        432
                                                        -------------------------------------
         Total Investment Securities                        8,042                      5,087

   Net loans receivable                                    59,890                     56,985

   Loans available for sale                                   457                          0

   Premises and equipment                                     821                        846

   Federal Home Loan Bank stock                               382                        382

   Interest receivable                                        421                        424

   Other assets                                               371                        514
                                                        -------------------------------------
         Total assets                                     $79,082                     66,253
                                                        -------------------------------------
Liabilities

   Deposits

      Non-interest bearing                                $ 1,043                   $    953

      Interest bearing                                     55,711                     58,012
                                                        -------------------------------------
         Total deposits                                    56,754                     58,965

   Refundable conversion proceeds                           7,320                          -

   Borrowed funds                                           3,670                      1,670

   Other liabilities                                        1,478                        515
                                                        -------------------------------------
         Total liabilities                                $69,222                   $ 61,150
                                                        -------------------------------------

Shareholders' Equity
   Preferred stock, without par value
      Authorized and unissued - 2,000,000 shares
   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450 and 0 shares         5,050

   Retained earnings                                        5,225                      5,054

   Unearned ESOP                                             (444)                         -

   Accumulated other comprehensive income                      29                         49
                                                        -------------------------------------

   Total shareholders' equity                               9,860                      5,103
                                                        -------------------------------------

         Total liabilities and shareholders' equity       $79,082                   $ 66,253
                                                        =====================================

See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)


                                                    Six Months Ended            Three Months  Ended
                                                     December 31,                  December 31,
                                                                    (in thousands)

                                            ----------------------------------------------------------
                                                  2001          2000          2001          2000
                                            ----------------------------------------------------------
Interest income
   Loans receivable                            $ 2,248        $ 2,123        $ 1,125       $ 1,080
   Investment securities                           156            146             83            75
   Federal Home Loan Bank stock                     14             15              6             7
   Interest-bearing deposits                        47             59             24            32
                                            ----------------------------------------------------------
      Total interest income                      2,465          2,343          1,238         1,194
                                            ----------------------------------------------------------

Interest expense
   Deposits                                      1,330          1,424            629           737
   Federal Home Loan Bank advances                  67             32             42             5
                                            ----------------------------------------------------------
      Total interest expense                     1,397          1,456            671           742
                                            ----------------------------------------------------------

Net interest income                              1,068            887            567           452
   Provision for loan losses                       167             21            112            24
                                            ----------------------------------------------------------
Net interest income after provisions               901            866            455           428
                                            ----------------------------------------------------------

Other income
   Service charges on deposit accounts              47             23             25            12
   Net realized gains on sales of
        available-for-sale securities               30              -             30             -
   Commission income                                50             50             26            25
   Other income                                    142             51             98            27
                                            ----------------------------------------------------------
      Total other income                           269            124            179            64
                                            ----------------------------------------------------------

Other expenses
   Compensation and benefits                       417            369            208           171
   Net occupancy expenses                           53             63             24            31
   Equipment expense                                83             62             45            34
   Professional fees                                24             19             12             8
   Advertising                                      50             20             24             9
   Data processing                                  78             67             41            34
   Other expenses                                  187            153            112            83
                                            ----------------------------------------------------------
      Total other expenses                         892            753            466           370
                                            ----------------------------------------------------------
Income before income tax                           278            237            169           122
   Income tax expense                              107             95             65            55
                                            ----------------------------------------------------------
Net income                                     $   171        $   142        $   104       $    67
                                            ==========================================================


                       CITY SAVINGS FINANCIAL CORPORATION
                   Consolidated Condensed Statements of Income
                                    Continued
                                   (Unaudited)

                                             Six Months Ended                Three Months Ended
                                                December 31,                     December 31,
                                                               (in thousands)
                                            --------------- ------------ -------------- ------------
                                                 2001          2000          2001          2000
                                            --------------- ------------ -------------- ------------
Net income                                     $   171        $   142        $   104       $    67
Other comprehensive income, net of tax
   Unrealized gains/(losses)
   on securities available for sale
      Unrealized holding losses
      arising during the period,
      net of tax expense
      of $13, $0, $27, and $0.                     (20)             -            (67)            -
                                            --------------- ------------ -------------- ------------
Comprehensive income                           $   151        $   142        $    37       $    67
                                            =============== ============ ============== ============


See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


Six-months ended December 31                                       2001            2000
                                                                ----------------------------
                                                                       (in thousands)
Operating Activities

   Net income                                                        171             142
   Adjustments to reconcile net income
        to net cash provided by operating activities
      Provision for loan losses                                      167              21
      Depreciation                                                    60              47
      Investment securities accretion, net                            (7)            (12)
      Investment securities gains                                    (30)              -
      Loans originated for sale in the secondary market           (3,502)              -
      Proceeds from sale of loans in the secondary market          3,045               -
      Net change in
         Interest receivable                                           3             (96)
         Other assets                                                143            (256)
         Other liabilities                                           963              82
                                                                ----------------------------
          Net cash provided by operating activities                1,013             (72)
                                                                ----------------------------

Investing Activities

   Purchases of securities available for sale                     (4,538)              -
   Proceeds from sales of securities available for sale              693               -
   Proceeds from maturities of securities available for sale         857               -
   Purchases of securities held to maturity                            -            (702)
   Proceeds from maturities of securities held to maturity            50              37
   Net changes in loans                                           (3,072)         (2,350)
   Purchases of premises and equipment                               (35)           (159)
                                                                ----------------------------
         Net cash used by investing activities
                                                                  (6,045)         (3,174)
                                                                ----------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                  1,821              14
      Certificate of deposits                                     (4,032)          4,447
   Net proceeds from stock conversion                              4,606               -
   Refundable conversion proceeds                                  7,320               -
   Proceeds from FHLB advances                                     4,600           3,500
   Payments on FHLB advances                                      (2,600)         (4,500)
                                                                ----------------------------
         Net cash provided by financing activities                11,715           3,461
                                                                ----------------------------


Net Change in Cash and Equivalents                                 6,683             219
Cash and Cash Equivalents, Beginning of Year                       2,015           1,497
                                                                ----------------------------
Cash and Cash Equivalents, End of Year                             8,698           1,716
                                                                ============================

Additional Cash Flows Information
   Interest paid                                                   1,357           1,386
   Income tax paid                                                   122              75

See notes to consolidated financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
         Notes to Unaudited Consolidated Condensed Financial Statements


City Savings Financial Corporation (the "Corporation") is an Indiana corporation that was formed on September 20, 2001 for the purpose of owning all of the capital stock of the Michigan City Savings and Loan Association (the
"Association") following the completion of the Association's mutual-to-stock conversion. The Corporation offered for sale 555,450 shares of its common stock at $10.00 per share in a public offering to eligible depositors that was completed on December 27, 2001. Prior to that date, the Corporation had no assets or liabilities.

The activities of the Corporation are primarily limited to holding the stock of the Association. The Association conducts business from two full-service offices located in LaPorte County, with the main office located in Michigan City. Through these offices, the Association attracts deposits from the general public and originates loans for consumer, residential and commercial purposes. The Association's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest paid or received by the Association can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

The Association also owns one subsidiary, City Savings Financial Services, Inc., which provides insurance products, including property, casualty, life and health insurance and fixed annuities. City Savings Financial Services, Inc. operates out of the Association's main office and conducts business under the name "Whybrew Insurance Agency".

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Association for the fiscal year ended June 30, 2001 included in the Corporation's Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on November 12, 2001 (SEC File No. 333-70228). However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2001, are not necessarily indicative of the results which may be expected for the entire year.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, the Association and City Savings Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

The Corporation had no earnings prior to December 27, 2001. Accordingly, an earnings per share computation is not provided.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-QSB ("Form 10-QSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of the Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

Financial Condition

Total Assets at December 31, 2001 were $79.1 million compared to $66.3 million at June 30, 2001, an increase of $12.8 million, or 19.3%. The growth in total assets was primarily due to the receipt of proceeds from the Corporations sale of 555,450 shares of common stock at $10.00 per share in connection with the Bank's mutual to stock conversion. In addition, $7.3 million in refundable subscription proceeds were held in escrow at December 31, 2001, which resulted from an oversubscription for the common stock offering. The increase in assets was comprised of an increase in cash and cash equivalents of $6.7 million or 335%, net loans of $3.3 million or 5.8%, and investment securities of $2.9 million or 56.9%.

The Corporation's allowance for loan losses increased $155,000 or 36.6% to $578,000 at December 31, 2001, from $423,000 at June 30, 2001. Over this same time period, non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) increased $715,000 or 76.1% to $1.7 million at December 31, 2001 from $939,000 at June 30, 2001. The increase in non-performing loans is due to several large loan relationships where the borrowers are experiencing cash flow problems. Although management believes that its allowance for loan losses at December 31, 2001 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Total deposits decreased $2.2 million or 3.7%, to $56.8 million at December 31, 2001 from $59.0 million at June 30, 2001. The decrease in deposits was attributable to a $4.1 million decrease in certificate of deposit balances primarily due to an outflow of public funds, partially offset by a $2.1 million increase in money market account balances.

Advances from the Federal Home Loan Bank increased $2.0 million to $3.7 million at December 31, 2001 from $1.7 million at June 30, 2001. The Association utilized advances to fund net deposit outflows. The weighted cost of Federal Home Loan Bank advances at December 31, 2001 was 5.08%.

The Corporation held $7.3 million in refundable subscription proceeds on December 31, 2001 which were related to the common stock offering. These funds were refunded to subscribers in the form of cashier checks right after the offering but were still outstanding at December 31, 2001.

Other liabilities increased $963,000 to $1.5 million at December 31, 2001 from $515,000 at June 30, 2001. The increase in other liabilities is primarily attributable to a $940,000 increase in the Association's internal operating account. During the current reporting period, the Association began writing all cashier and accounts payable checks on an internal account rather than on a demand deposit account held with a correspondent bank.

Shareholders' equity totaled $9.9 million at December 31, 2001, an increase of $4.8 million, or 94.1% from $5.1 million at June 30, 2001. The increase resulted from net proceeds from the common stock offering of $4.6 million and net income for the six months ended December 31, 2001 of $171,000, partially offset by the after-tax decrease in the unrealized gain on the investment portfolio of $20,000.

Comparison of Operating Results for the Six Months Ended December 31, 2001 and 2000

General. Net income for the six months ended December 31, 2001 was $171,000, an increase of $29,000 or 20.4% from the $142,000 reported for the six-month period ended December 31, 2000. The increase in income in the 2001 period was primarily attributable to an increase in net interest income of $181,000 and an increase in other income of $145,000, which was partially offset by an increase in the provision for loan losses of $146,000 and an increase in other expenses of $139,000.

Interest Income. Interest income for the six months ended December 31, 2001 was $2.4 million compared to $2.3 million for same period last year, an increase of $122,000 or 5.3% reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a period-to-period decrease in the average yield on interest-earning assets.

Interest Expense. Interest expense on deposits for the six months ended December 31, 2001 was $1.3 million compared to $1.4 million for the same period last year, a decrease of $94,000 or 6.7%. The decrease in interest expense was primarily the result of a decrease in the average cost of deposits which more than offset the increase in average outstanding balances. Interest expense on Federal Home Loan Bank advances totaled $67,000 for the six months ended December 31, 2001, an increase of $35,000 from the comparable period in 2000. The increase resulted primarily from an increase in the average borrowings year-to-year.

Net Interest Income. Net interest income of $1.1 million for the six months ended December 31, 2001 reflects an increase of $181,000 or 20.4% from the same period in 2000. The increase in net interest income was primarily the result of an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities as well as growth in the Association's interest-earning assets.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectability of the Association's loan portfolio. As a result of such analysis, management recorded a $167,000 provision for losses on loans for the six months ended December 31, 2001, compared to $21,000 recorded in the 2000 period. The 2001 provision was predicated on the increase in the level of nonperforming loans year-to-year. While management believes that the allowance for loan losses is adequate at December 31, 2001, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing loans in the future.

Noninterest Income. Noninterest income for the six months ended December 31, 2001 was $269,000 compared to $124,000 for the six months ended December 31, 2000, an increase of $145,000 or 116.9%. The increase in noninterest income was primarily the result of a $91,000 increase in other income, a $30,000 gain on securities available for sale and a $24,000 increase in service charges on deposit accounts. The increase in other income was primarily attributable to profits on the sales of mortgage loans and the increase in service charges on deposit accounts was due to an increase in non-sufficient fee income on transaction accounts.

Noninterest Expense. Noninterest expense for six months ended December 31, 2001 was $892,000 compared to $753,000 for the six months ended December 31, 2000, an increase of $139,000 or 18.5%. Several factors contributing to the increase were a $48,000 increase in compensation expense, a $34,000 increase in other expense, a $30,000 increase in advertising expense, and a $21,000 increase in equipment expense. The increase in compensation expense was attributable to an increase in staffing as well normal salary increases and the increase in other expense was attributable to an adjustment for the change in estimate for the estimated expenses related to the supplemental director retirement plan and to an increase in correspondent bank charges. The increase in equipment expense was due to higher equipment and software depreciation expense related to the upgrading of the Association's computer systems and the increase in advertising expense is related to an increase in marketing and promotional efforts by management to increase loan and deposit relationships.

Income Taxes. The provision for income taxes totaled $107,000 for the six months ended December 31, 2001, an increase of $12,000 or 12.6%, as compared to the same period in 2001. The effective tax rates amounted to 38.5% and 40.1% for the six months ended December 31, 2001 and 2000, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000

General. Net income for the three months ended December 31, 2001 was $104,000, an increase of $37,000 or 55.2% from the $67,000 reported for the period ended December 31, 2000. The increase in income in the 2001 period was primarily attributable to an increase in net interest income of $115,000 and an increase in other income of $96,000, which was partially offset by an increase in the provision for loan losses of $115,000 and an increase in other expenses of $96,000.

Interest Income. Interest income for the three months ended December 31, 2001 increased $44,000 or 3.7% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a period-to-period decrease in the average yield on interest-earning assets.

Interest Expense. Interest expense on deposits for the three months ended December 31, 2001 was $629,000 compared to $737,000 for the same period last year, a decrease of $108,000 or 14.7%. The decrease in interest expense was primarily the result of a decrease in the average cost of funds on deposits which more than offset an increase in average outstanding balances. Interest expense on Federal Home Loan Bank advances totaled $42,000 for the three months ended December 31, 2001, an increase of $37,000 from the comparable period in 2000. The increase resulted primarily from an increase in the average borrowings year-to-year.

Net Interest Income. Net interest income of $567,000 for the three months ended December 31, 2001 reflects an increase of $115,000 or 25.4% from the same period in 2000. The increase in net interest income was primarily the result of an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities as well as growth in the Association's interest-earning assets.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectability of the Association's loan portfolio. As a result of such analysis, management recorded a $112,000 provision for losses on loans for the three months ended December 31, 2001, compared to $24,000 recorded in the 2000 period. The 2001 provision was predicated on the increase in the level of nonperforming loans year-to-year. While management believes that the allowance for loan losses is adequate at December 31, 2001, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing loans in the future.

Noninterest Income. Noninterest income for the three months ended December 31, 2001 was $179,000 compared to $64,000 for the three months ended December 31, 2000, an increase of $115,000 or 179.7%. The increase in noninterest income was primarily the result of a $71,000 increase in other income, a $30,000 gain on securities available for sale and a $13,000 increase in service charges on deposit accounts. The increase in other income was primarily attributable to profits on the sales of mortgage loans and the increase in service charges on deposit accounts was due to an increase in non-sufficient fee income on transaction accounts.

Noninterest Expense. Noninterest expense for three months ended December 31, 2001 was $466,000 compared to $370,000 for the three months ended December 31, 2000, an increase of $96,000 or 25.9%. Several factors contributing to the increase were a $37,000 increase in compensation expense, a $29,000 increase in other expense, a $15,000 increase in advertising expense, a $11,000 increase in equipment expense and a $7,000 increase in data processing expense. The increase in compensation expense was attributable to an increase in staffing as well as normal salary increases and the increase in other expense was attributable to an adjustment for the change in estimate for the estimated expenses related to the supplemental director retirement plan and to an increase in correspondent bank charges. The increase in equipment expense was due to higher equipment and software depreciation expense related to the upgrading of the Association's computer systems and the increase in advertising expense is related to an increase in marketing and promotional efforts to increase loan and deposit relationships.

Income Taxes. The provision for income taxes totaled $65,000 for the three months ended December 31, 2001, an increase of $10,000 or 18.2%, as compared to the same period in 2001. The effective tax rates amounted to 38.1% and 45.1% for the three months ended December 31, 2001 and 2000, respectively.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

The Corporation, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Corporation. There were no lawsuits pending or known to be contemplated against the Corporation at December 31, 2001 that would have a material effect on the Corporation's operations or income.

Item 2.     Changes in Securities and Use of Proceeds

The Registration Statement filed by the Corporation pursuant to the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on November 12, 2001 (SEC File No. 333-70228). The offering of the Corporation's common stock, without par value (the "Common Stock"), commenced on November 14, 2001 and terminated at 12:00 noon, Michigan City time, on December 12, 2001. The Corporation sold each of the 555,450 shares of Common Stock registered pursuant to the Registration Statement at $10 per share. The City Savings Financial
Corporation Employee Stock Ownership Plan and Trust (the "ESOP") purchased 44,436 shares of the Common Stock with the proceeds of a loan it received from the Corporation. Trident Securities, a Division of McDonald Investments, Inc. acted as the Corporation's exclusive agent in marketing the Common Stock on a best efforts basis.

The following expenses were paid from the gross proceeds received in connection with the issuance and distribution of the Common Stock:

         Underwriting commissions          $   90,000
         Underwriting expenses                 47,000
         Other expenses                       367,000
                                           ----------
         Total Expenses                    $  504,000
                                            ---------

The Corporation received net proceeds of $5,050,000 after deducting the expenses indicated above. As described in the prospectus, the Corporation used $4,050,000 of the net proceeds to purchase all of the capital stock of the Association and retained $1,000,000 of the net proceeds, which includes the $444,360 loan to the ESOP. The Corporation deposited the remainder of the funds that it retained in accounts with the Association, thereby increasing the Association's working capital.

The Association received net proceeds of $4,050,000 after accounting for the loan to the ESOP. Of this amount, $2.6 million went to purchase intermediate term securities, including securities issued by agencies of the federal government and municipal governments and investment-grade corporate debt securities. The remainder of the net proceeds the Association received was deposited in an overnight account with the FHLB of Indianapolis to be used for working capital.

The payments described above reflect actual payments, and not reasonable estimates, of amounts paid by the Corporation and the Association. Neither the Corporation nor the Association paid any of the expenses indicated above, either directly or indirectly, to any of their respective directors, officers or their associates, or to any person owning 10% or more of any class of its securities, or to any affiliate. The Corporation's and the Association's use of the proceeds from the offering of the Common Stock described above does not represent a material change in the use of proceeds described in the prospectus.


Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to Vote of Security Holders.

            None

Item 5.     Other Information.

             None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) No reports on Form 8-K were filed during the quarter ended
                December 31, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CITY SAVINGS FINANCIAL CORPORATION

Date:    February 12, 2002                    By: /s/ Thomas F. Swirski
                                                  -------------------------
                                                  Thomas F. Swirski
                                                  President and
                                                  Chief Executive Officer

Date:    February 12, 2002                    By: /s/ George L. Koehm
                                                  -----------------------
                                                  George L. Koehm
                                                  Treasurer and Controller