Form 10QSB
period 2002-03-31
CITY SAVINGS FINANCIAL CORP
filed 2002-05-15
CIK 1159404

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

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

Yes [  ]         No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 14, 2002 - 555,450 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                           Page
No.
PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

               Consolidated Condensed Balance Sheets                           3

               Consolidated Condensed Statements of Income                     4

               Consolidated Condensed Statements of Cash Flows                 6

               Notes to Unaudited Consolidated Condensed Financial Statements  7

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                                12
Item 2.      Changes in Securities                                            12
Item 3.      Defaults Upon Senior Securities                                  13
Item 4.      Submission of Matters to a Vote of Security Holders              13
Item 5.      Other Information                                                13
Item 6.      Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                    14

Item 1.  Financial Statements

                       CITY SAVINGS FINANCIAL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                               March 31,                   June 30,
                                                                 2002                       2001
                                                           ------------------------------------------
                                                              (Unaudited)

Assets

   Cash and due from banks                                    $    822                   $     788
   Interest-bearing demand deposits                              3,024                       1,227
                                                           ------------------------------------------
      Cash and cash equivalents                                  3,846                       2,015

   Investment securities available for sale                      8,387                       4,655
   Investment securities held to maturity                          352                         432
                                                           ------------------------------------------
         Total Investment Securities                             8,739                       5,087


   Loans, net of allowances for loan losses of $541 and $423    63,846                      56,984
   Loans available for sale                                         95                           0
   Premises and equipment                                          813                         846
   Federal Home Loan Bank stock                                    382                         382
   Interest receivable                                             443                         425
   Other assets                                                    394                         514
                                                           ------------------------------------------
         Total assets                                         $ 78,558                   $  66,253
                                                           ==========================================

Liabilities
   Deposits
      Non-interest bearing                                    $     967                  $     953
      Interest bearing                                           62,165                     58,012
                                                           ------------------------------------------
         Total deposits                                          63,132                     58,965

   Borrowed funds                                                 3,670                      1,670
   Other liabilities                                              1,802                        515
                                                           ------------------------------------------
         Total liabilities                                       68,604                     61,150
                                                           ------------------------------------------

Shareholders' Equity

   Preferred stock, without par value

      Authorized and unissued - 2,000,000 shares

   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450 and 0 shares               5,042

   Retained earnings                                              5,358                      5,054
   Unearned ESOP                                                   (444)                        -
   Accumulated other comprehensive income                            (2)                        49
                                                           ------------------------------------------
   Total shareholders' equity                                     9,954                      5,103
                                                           ------------------------------------------
         Total liabilities and shareholders' equity           $  78,558                  $  66,253
                                                           ==========================================



See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                     Three Months Ended            Nine Months Ended
                                                                         March 31,                     March 31,

                                                                  ----------------------------------------------------------
                                                                        2002          2001          2002          2001
                                                                  ----------------------------------------------------------
Interest income
   Loans receivable                                                    $  1,124      $ 1,103       $ 3,373      $ 3,227
   Investment securities                                                    118           72           274          218
   Federal Home Loan Bank stock                                               6            7            19           22
   Interest-bearing deposits                                                 16           25            63           84
                                                                  ----------------------------------------------------------
      Total interest income                                               1,264        1,207         3,729        3,551
                                                                  ----------------------------------------------------------
Interest expense
   Deposits                                                                 526          720         1,856        2,144
   Federal Home Loan Bank advances                                           47           25           114           57
                                                                  ----------------------------------------------------------
      Total interest expense                                                573          745         1,970        2,201
                                                                  ----------------------------------------------------------

Net interest income                                                         691          462         1,759        1,350
   Provision for loan losses                                                 46           10           213           31
                                                                  ----------------------------------------------------------
Net interest income after provisions                                        645          452         1,546        1,319
                                                                  ----------------------------------------------------------

Other income
   Service charges on deposit accounts                                       24           13            71           35
   Net realized gains on sales of available-for-sale securities               0            0            30            0
   Commission income                                                         17           19            67           69
   Other income                                                              56           48           198          100
                                                                  ----------------------------------------------------------
      Total other income                                                     97           80           366          204
                                                                  ----------------------------------------------------------

Other expenses
   Compensation and benefits                                                235          199           651          567
   Net occupancy expenses                                                    29           32            82           94
   Equipment expense                                                         43           37           127           99
   Professional fees                                                         23           11            47           30
   Advertising and promotion                                                 40           17            97           40
   Data processing                                                           41           31           119           99
   Other expenses                                                           113           70           293          221
                                                                  ----------------------------------------------------------
      Total other expenses                                                  524          397         1,416        1,150
                                                                  ----------------------------------------------------------

Income before income tax                                                    218          135           496          373

   Income tax expense                                                        84           58           191          154
                                                                  ----------------------------------------------------------

Net income                                                             $    134      $    77       $   305      $   219
                                                                  ==========================================================


Earnings per share - basic and diluted                                     0.24          N/A           N/A          N/A

  See notes to consolidated condensed financial statements.


                                                       CITY SAVINGS FINANCIAL CORPORATION
                                                  Consolidated Condensed Statements of Income
                                                                   Continued
                                                          (Unaudited and In Thousands)


                                                                          Three Months Ended            Nine Months Ended
                                                                               March 31,                     March 31,
                                                                    --------------- ------------ -------------- ------------
                                                                         2002          2001          2002          2001
                                                                    --------------- ------------ -------------- ------------

Net income                                                             $    134      $   77        $   305      $   219
Other comprehensive income, net of tax
   Unrealized gains/(losses) on securities available for sale
      Unrealized holding losses arising during the period,                  (31)           -           (51)           -
      net of tax expense of $20, $0, $33, and $0.
                                                                    --------------- ------------ -------------- ------------
Comprehensive income                                                   $    103      $   77        $   254      $   219
                                                                    =============== ============ ============== ============


See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
                 Consolidated Condensed Statement of Cash Flows
                          (Unaudited and In Thousands)

                                                                                          Nine-months ended March 31,
                                                                                              2002          2001
                                                                                          ---------------------------

Operating Activities

   Net income                                                                             $    305      $    219
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                                213            31
      Depreciation                                                                              92            74
      Investment securities accretion, net                                                      (8)          (18)
      Investment securities gains                                                              (30)            -
      Loans originated for sale in the secondary market                                     (5,101)         (575)
      Proceeds from sale of loans in the secondary market                                    5,006           466
      Net change in
         Interest receivable                                                                   (19)          (92)
         Other assets                                                                          120          (126)
         Other liabilities                                                                   1,287           232
                                                                                          ---------------------------
          Net cash provided by operating activities                                          1,865           211
                                                                                          ---------------------------

Investing Activities

   Purchases of securities available for sale                                               (5,295)            -
   Proceeds from sales of securities available for sale                                        693             -
   Proceeds from maturities of securities available for sale                                   857             -
   Purchases of securities held to maturity                                                      -        (1,235)
   Proceeds from maturities of securities held to maturity                                      79           559
   Net changes in loans                                                                     (7,074)       (3,293)
   Purchases of premises and equipment                                                         (59)         (198)
                                                                                          ---------------------------
         Net cash used by investing activities                                             (10,799)       (4,167)
                                                                                          ---------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                            2,387         2,760
      Certificate of deposits                                                                1,780         4,235
   Net proceeds from stock conversion                                                        4,598             -
   Proceeds from FHLB advances                                                               5,600         6,500
   Payments on FHLB advances                                                                (3,600)       (8,500)
                                                                                          ---------------------------
         Net cash provided by financing activities                                          10,765         4,995
                                                                                          ---------------------------


Net Change in Cash and Cash Equivalents                                                      1,831          1039

Cash and Cash Equivalents, Beginning of Year                                                 2,015         1,497
                                                                                          ---------------------------
Cash and Cash Equivalents, End of Period                                                  $  3,846      $  2,536
                                                                                          ===========================

Additional Cash Flows Information                                                         $  1,802      $  2,056

   Income tax paid                                                                             122           163

See notes to consolidated condensed financial statements.




                       CITY SAVINGS FINANCIAL CORPORATION
         Notes to Unaudited Consolidated Condensed Financial Statements


City Savings Financial Company (the "Company") is an Indiana Company that was formed on September 20, 2001 for the purpose of owning all of the capital stock of the Michigan City Savings and Loan Association (the "Association") following the completion of the Association's mutual-to-stock conversion. The Company offered for sale 555,450 shares of its outstanding common stock in a public offering to eligible depositors at $10.00 per share, which was completed on December 27, 2001. Prior to that date, the Company had no assets or liabilities.

The activities of the Company are primarily limited to holding the stock of the Association. The Association conducts business from two full-service offices located in LaPorte County, with the main office located in Michigan City. Through these offices, the Association attracts deposits from the general public and originates loans for consumer, residential and commercial purposes. The Association's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest paid or received by the Association can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

The Association also owns one subsidiary, City Savings Financial Services, Inc., which provides insurance products, including property, casualty, life and health insurance and fixed annuities. City Savings Financial Services, Inc. operates out of the Association's main office and conducts business under the name "Whybrew Insurance Agency".

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Association for the year ended June 30, 2001 included in the Registration Statement filed by the Company pursuant to the Securities Act of 1933 on November 6, 2001 and declared effective by the
Securities and Exchange Commission on November 12, 2001 (SEC File No. 333-70228). However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of the Company as of June 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, the Association and the Association's subsidiary, City Savings Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

The Company had no earnings prior to December 27, 2001. Accordingly, an earnings per share computation is only provided only for the quarter ended March 31, 2002. The weighted average common shares outstanding used to compute earnings per share on both a basic and diluted basis for the quarter ended March 31, 2002 was 555,450.


Note 4:  Loans and Allowance

                                                                                  March 31,           June 30,
                                                                                    2002                2001

Commercial and industrial loans not secured by real property................       $ 2,861            $ 2,017
Real estate loans...........................................................        52,839             47,208
Construction loans..........................................................         3,735              3,126
Individuals' loans for household and other personal expenditures............         5,822              6,221
                                                                                    65,257             58,572
                                                                                  --------            -------
Unamortized deferred loan fees, net.........................................          (112)              (141)
Undisbursed portion of loans................................................          (758)            (1,024)
Allowance for loan losses...................................................          (541)              (423)
                                                                                  --------            -------
             Total Loans                                                           $63,846            $56,984


Allowance for loan losses
  Balances, July 1, 2001 and 2000 ..........................................       $   423            $    81
  Provision for losses......................................................           213                 31
  Recoveries on loans.......................................................             0                  0
  Loans charged off.........................................................           (95)                (5)


  Balances, March 31 2002 and 2001                                                 $   541            $   207
                                                                                  --------            -------

Note 5:  Nonperforming assets

                                                                                  March 31,           June 30,
                                                                                    2002                2001

Nonperforming loans:
 Non-accrual.................................................................      $ 1,105            $   153
 Loans more than 90 days past due and still accruing.........................            0                687
 Trouble debt restructurings.................................................          538                 99
                                                                                  --------            -------
                                                                                     1,643                939
 Foreclosed assets...........................................................          131                171
                                                                                  --------            -------
Total nonperforming assets...................................................      $ 1,774            $ 1,110

Nonperforming loans to total loans...........................................         2.57%              1.64%

Nonperforming assets to total assets.........................................         2.26%              1.68%



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-QSB ("Form 10-QSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of the Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

Financial Condition

Total assets at March 31, 2002 were $78.6 million compared to $66.3 million at June 30, 2001, an increase of $12.3 million, or 18.6%. The increase in assets was comprised of an increase in net loans of $6.9 million or 12.0%, investment securities of $3.7 million or 71.8%, and in cash and cash equivalents of $1.8 million or 90.9%. The increase in net loans was attributable to strong demand for single family and commercial mortgages in the Association's market area. The increase in investment securities and cash and cash equivalents was due to the investment of proceeds received from the Company's sale of 555,450 shares of common stock at $10.00 per share in connection with the Association's mutual to stock conversion.

The Company's allowance for loan losses increased $118,000 or 27.9% to $541,000 at March 31, 2002, from $423,000 at June 30, 2001. Over this same time period loans delinquent greater than 90 days and still accruing interest and loans on non-accrual status increased $166,000 or 17.7% to $1.1 million at March 31, 2002 from $939,000 at June 30, 2001. In addition, the Association's loans classified as trouble debt restructuring increased $439,000 or 443.4% over the same time period. The increase in non-accrual loans is due to a large loan relationship where the borrower is experiencing cash flow problems. The increase in trouble debt restructurings was primarily attributable to a group of single family properties the Association took possession of by deed in lieu of foreclosure. These properties were subsequently sold to a local real estate developer in which the Association extended a $380,000 loan to finance the purchase and renovation of the properties. Although management believes that its allowance for loan losses at March 31, 2002 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company's results of operations.

Total deposits increased $4.2 million or 7.1%, to $63.1 million at March 31, 2002 from $59.0 million at June 30, 2001. The increase in deposits was attributable to a $1.8 million increase in certificate of deposit balances, a $1.2 million increase in savings account balances and a $1.2 million increase in demand and money market account balances.

Advances from the Federal Home Loan Bank increased $2.0 million to $3.7 million at March 31, 2002 from $1.7 million at June 30, 2001. The Association utilized advances to fund mortgage loan growth. The weighted cost of Federal Home Loan Bank advances at March 31, 2002 was 5.08%.

Other liabilities increased $1.3 million to $1.8 million at March 31, 2002 from $515,000 at June 30, 2001. The increase in other liabilities is primarily attributable to a $1.2 million increase in the Association's internal operating account. During the current reporting period, the Association began writing all cashier and accounts payable checks on an internal account rather than on a demand deposit account held with a correspondent bank.

Shareholders' equity totaled $10.0 million at March 31, 2002, an increase of $4.9 million or 96.1% from $5.1 million at June 30, 2001. The increase resulted from net proceeds from the common stock offering of $4.6 million and net income for the nine months ended March 31, 2002 of $305,000, partially offset by the after-tax decrease in the unrealized gain on the available-for-sale investment portfolio of $51,000.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2002 and
2001

General: Net income for the nine months ended March 31, 2002 was $305,000, an increase of $86,000 or 39.3% from the $219,000 reported for the nine-month period ended March 31, 2001. The increase in income in the 2002 period was primarily attributable to an increase in net interest income of $409,000 and an increase in other income of $162,000, which was partially offset by an increase in the provision for loan losses of $182,000 and an increase in other expenses of $266,000.

Interest Income: Interest income for the nine months ended March 31, 2002 was $3.7 million compared to $3.5 million for same period last year, an increase of $178,000 or 5.0% reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a period-to-period decrease in the average yield on interest-earning assets.

Interest Expense: Interest expense on deposits for the nine months ended March 31, 2002 was $2.0 million compared to $2.2 million for the same period last year, a decrease of $231,000 or 10.5%. The decrease in interest expense was primarily the result of a decrease in the average cost of deposits which more than offset the impact of the increase in average outstanding balances. Interest expense on Federal Home Loan Bank advances totaled $114,000 for the nine months ended March 31, 2002, an increase of $57,000 from the comparable period in 2001. The increase resulted primarily from an increase in the average borrowings year-to-year.

Net Interest Income: Net interest income of $1.8 million for the nine months ended March 31, 2002 reflects an increase of $409,000 or 30.3% from the same period in 2001. The increase in net interest income was primarily the result of an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities as well as growth in the Association's interest-earning assets.

Provision for Loan Losses: A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectability of the Association's loan portfolio. As a result of such analysis, management recorded a $213,000 provision for losses on loans for the nine months ended March 31, 2002, compared to $31,000 recorded in the 2001 period. The 2002 provision was predicated on the increase in the level of nonperforming loans year-to-year, an overall increase in the loan portfolio as well as increases in the commercial loan portfolios. Between June 30, 2001 and March 31, 2002, the Company's commercial mortgage loan portfolio grew by $3.5 million or 62.5% and the commercial non-mortgage portfolio grew by $844,000 or 41.8%. While management believes that the allowance for loan losses is adequate at March 31, 2002, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income: Noninterest income for the nine months ended March 31, 2002 was $366,000 compared to $204,000 for the nine months ended March 31, 2001, an increase of $162,000, or 79.4%. The increase in noninterest income was primarily the result of a $98,000 increase in other income, a $36,000 increase in service charges on deposit accounts and a $30,000 gain on securities available for sale. The increase in other income was primarily attributable to profits on the sales of mortgage loans and the increase in service charges on deposit accounts was due to an increase in non-sufficient fee income on transaction accounts.

Noninterest Expense: Noninterest expense for nine months ended March 31, 2002 was $1.4 million compared to $1.1 million for the nine months ended March 31, 2001, an increase of $266,000 or 23.1%. Several factors contributing to the increase were a $72,000 increase in other expense, a $84,000 increase in compensation expense, a $57,000 increase in advertising and promotion expense and a $28,000 increase in equipment expense. The increase in other expense was primarily attributable to an adjustment for the change in estimate for the estimated expenses related to the supplemental director retirement plan. The increase in compensation expense was attributable to an increase in staffing as well normal salary increases. The increase in equipment expense was due to higher equipment and software depreciation expense related to the upgrading of the Association's computer systems and the increase in advertising and promotion expense is related to an increase in marketing efforts by management to increase loan and deposit relationships.

Income Taxes: The provision for income taxes totaled $191,000 for the nine months ended March 31, 2002, an increase of $37,000 or 24.0%, as compared to the same period in 2001. The effective tax rates amounted to 38.5% and 41.3% for the nine months ended March 31, 2002 and 2001, respectively.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2002 and
2001

General: Net income for the three months ended March 31, 2002 was $134,000, an increase of $57,000 or 74.0% from the $77,000 reported for the period ended March 31, 2001. The increase in income in the 2002 period was primarily attributable to an increase in net interest income of $229,000 and an increase in other income of $17,000, which was partially offset by an increase in the provision for loan losses of $36,000 and an increase in other expenses of $127,000.

Interest Income: Interest income for the three months ended March 31, 2002 increased $57,000 or 4.7% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a period-to-period decrease in the average yield on interest-earning assets.

Interest Expense: Interest expense on deposits for the three months ended March 31, 2002 was $526,000 compared to $720,000 for the same period last year, a decrease of $194,000 or 26.9%. The decrease in interest expense was primarily the result of a decrease in the average cost of funds on deposits which more than offset an increase in average outstanding balances. Interest expense on Federal Home Loan Bank advances totaled $47,000 for the three months ended March 31, 2002, an increase of $22,000 from the comparable period in 2001. The increase resulted primarily from an increase in the average borrowings year-to-year.

Net Interest Income: Net interest income of $691,000 for the three months ended March 31, 2002 reflects an increase of $229,000 or 49.6% from the same period in 2001. The increase in net interest income was primarily the result of an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities as well as growth in the Association's interest-earning assets.

Provision for Loan Losses: A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectability of the Association's loan portfolio. As a result of such analysis, management recorded a $46,000 provision for losses on loans for the three months ended March 31, 2002, compared to $10,000 recorded in the 2001 period. The 2002 provision was predicated on the increase in the level of nonperforming loans year-to-year, an increase in the loan portfolio and increases in the commercial loan portfolios. While management believes that the allowance for loan losses is adequate at March 31, 2002, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income: Noninterest income for the three months ended March 31, 2002 was $97,000 compared to $80,000 for the three months ended March 31, 2001, an increase of $17,000 or 21.3%. The increase in noninterest income was primarily the result of a $11,000 increase in service charges on deposit accounts and a $8,000 increase in other income. The increase in service charges on deposit accounts was due to an increase in non-sufficient fee income on transaction accounts and the increase in other income was primarily attributable to profits on the sales of mortgage loans.

Noninterest Expense: Noninterest expense for three months ended March 31, 2002 was $524,000 compared to $397,000 for the three months ended March 31, 2001, an increase of $127,000 or 32.0%. Several factors contributing to the increase were a $43,000 increase in other expense, a $36,000 increase in compensation expense, a $23,000 increase in advertising and promotion expense, a $10,000 increase in data processing expense and a $6,000 increase in equipment expense. The increase in other expense was primarily attributable to an adjustment for the change in estimate for the estimated expenses related to the supplemental director retirement plan and the increase in compensation expense was attributable to an increase in staffing as well as normal salary increases. The increase in advertising expense is related to an increase in marketing and promotional efforts to increase loan and deposit relationships and the increase in equipment expense was due to higher equipment and software depreciation expense related to the upgrading of the Association's computer systems.

Income Taxes: The provision for income taxes totaled $84,000 for the three months ended March 31, 2002, an increase of $26,000 or 44.8%, as compared to the same period in 2001. The effective tax rates amounted to 38.5% and 43.0% for the three months ended March 31, 2002 and 2001, respectively.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

The Company, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 2002 that would have a material effect on the Company's operations or income.

Item 2.     Changes in Securities and Use of Proceeds

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

               (a)  None.

               (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CITY SAVINGS FINANCIAL CORPORATION

Date:  May 14, 2002                       /s/ Thomas F. Swirksi
                                          -----------------------------------
                                          Thomas F. Swirski
                                          President and Chief Executive Officer

Date:  May 14, 2002                       /s/ George L. Koehm
                                          -----------------------------------
                                          George L. Koehm
                                          Treasurer and Controller