Form 10KSB
period 2002-06-30
CITY SAVINGS FINANCIAL CORP
filed 2002-09-27
CIK 1159404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] Annual  Report under Section 13 or 15(d) of the  Securities  Exchange Act of
1934

                     For the fiscal year ended June 30, 2002
or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 000-33441

                       CITY SAVINGS FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)


             INDIANA                                    35-2156159
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


2000 Franklin Street, Michigan City, Indiana                           46360
  (Address of principal executive offices)                          (Zip Code)


                           Issuer's telephone number :
                                 (219) 879-5364

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, without par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $5,543,000 in revenues for the fiscal year ended June 30, 2002.

The aggregate market value of the issuer's voting common equity held by non-affiliates, as of September 23, 2002, was $5,945,046.25.

The number of shares of the issuer's sole class of common equity outstanding as of September 23, 2002, was 555,450 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report to Shareholders for the year ended June 30, 2002, are incorporated into Part II. Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated in Part I and Part III.

Transitional Small Business Disclosure Format:     YES ____      NO __X__

                            Exhibit Index on Page E-1
                               Page 1 of 35 pages

                       CITY SAVINGS FINANCIAL CORPORATION
                                   Form 10-KSB
                                      INDEX

                                                                                            Page

FORWARD LOOKING STATEMENT ...............................................................     3
PART I
         Item 1.  Description of Business ...............................................     3
         Item 2.  Description of Property ...............................................    30
         Item 3.  Legal Proceedings .....................................................    31
         Item 4.  Submission of Matters to a Vote of Security Holders....................    31
PART II
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..    31
         Item 6.  Management's Discussion and Analysis or Plan of Operation..............    31
         Item 7.  Financial Statements ..................................................    31
         Item 8.  Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure ...............................................    31
PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                     Compliance With Section 16(a) of the Exchange Act ..................    32
         Item 10. Executive Compensation ................................................    32
         Item 11. Security Ownership of Certain Beneficial Owners and Management
                     and Related Stockholder Matters ....................................    32
         Item 12. Certain Relationships and Related Transactions ........................    32
         Item 13. Exhibits and Reports on Form 8-K ......................................    32
         Item 14. Controls and Procedures ...............................................    32

SIGNATURES ..............................................................................    33

CERTIFICATIONS ..........................................................................    34

                            FORWARD LOOKING STATEMENT


     This Annual Report on Form 10-KSB ("Form 10-KSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief, outlook, estimate or expectations of the Holding Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-KSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-KSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

Item 1. Description of Business.

General

     City Savings Financial Corporation, an Indiana corporation (the "Holding Company" and together with "Michigan City" or the "Association", as defined below, the "Company"), was organized in September 2001. On December 27, 2001, it acquired the common stock of Michigan City Savings and Loan Association ("Michigan City" or the "Association") upon the conversion of Michigan City from a state mutual savings association to a state stock savings association.

     Michigan City was organized as a state-chartered savings association in 1885, and it currently conducts its business from two full-service offices located in Michigan City, Indiana and Rolling Prairie, Indiana. Michigan City's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by one- to four-family residential real estate. Michigan City's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     Michigan City offers a number of financial services, including: (i) one- to four-family residential real estate loans; (ii) consumer loans, including home equity, second mortgages and automobile loans; (iii) commercial real estate loans; (iv) real estate construction loans; (v) commercial loans; (vi) land loans; (vii) multi-family residential loans; (viii) certificates of deposit;
(ix) savings accounts, including passbook accounts; (x) money market demand accounts; and (xi) negotiable order of withdrawal accounts. Michigan City owns one subsidiary, City Savings Financial Services, Inc. This subsidiary conducts business as Whybrew Insurance Agency and offers insurance products to the community. See "--Service Corporation Subsidiary."

Lending Activities

     We have historically concentrated our lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of our loan origination activities, representing 60.5% of our total loan portfolio at June 30, 2002. We also offer commercial real estate loans, real estate construction loans and consumer loans. Mortgage loans secured by commercial real estate totaled approximately 12.8% of our total loan portfolio at June 30, 2002, while real estate construction loans totaled approximately 6.8% and consumer loans totaled approximately 10.9% of our total loans at June 30, 2002. To a limited extent we also offer multi-family residential loans, land loans and, to a growing extent, commercial loans. At June 30, 2002, we had commercial loans of $4.2 million, or 6.0% of our loan portfolio, compared to commercial loans of $2.0 million or 3.5% of our loan portfolio at June 30, 2001.

     Loan Portfolio Data. The following table sets forth the composition of the Association's loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                            At June 30,
                                        -------------------------------------------------
                                                2002                       2001
                                        -----------------------   -----------------------
                                                       Percent                    Percent
                                         Amount       of Total     Amount        of Total
                                        --------      ---------   --------       --------
                                                     (Dollars in thousands)
Type of Loan:
Real estate mortgage loans:
   One- to four-family ..............   $42,478          60.5%    $40,683          69.5%
   Commercial .......................     8,951          12.8       5,394           9.2
   Land .............................     1,145           1.6         846           1.4
   Multi-family .....................       978           1.4         285           0.5
                                        -------         -----     -------         -----
     Total real estate mortgage loans    53,552          76.3      47,208          80.6

Real estate construction loans ......     4,751           6.8       3,126           5.3

Consumer loans:
   Home equity and second mortgage ..     4,401           6.3       3,436           5.9
   Automobile .......................     1,691           2.4       1,899           3.2
   Other ............................     1,571           2.2         886           1.5
                                        -------         -----     -------         -----
     Total consumer loans ...........     7,663          10.9       6,221          10.6
Commercial loans ....................     4,202           6.0       2,017           3.5
                                        -------         -----     -------         -----
     Gross loans receivable .........   $70,168         100.0%    $58,572         100.0%
                                        =======         =====     =======         =====

Type of Security:
Real estate:
   One- to four-family ..............   $50,782          72.4%    $46,725          79.8%
   Commercial .......................     9,498          13.5       5,915          10.1
   Land .............................     1,145           1.6         846           1.4
   Multi-family .....................     1,279           1.8         285           0.5
                                        -------         -----     -------         -----
     Total real estate ..............    62,704          89.3      53,771          91.8

Consumer:
   Automobile .......................     2,525           3.6       2,494           4.3
   Recreational vehicles ............       867           1.2           0           0.0
   Manufactured homes ...............       462           0.7         407           0.7
                                        -------         -----     -------         -----
     Total consumer .................     3,854           5.5       2,901           5.0
Deposits ............................        50           0.1         138           0.2
Unsecured ...........................        76           0.1         117           0.2
Other security ......................     3,484           5.0       1,645           2.8
                                        -------         -----     -------         -----
   Gross loans receivable ...........    70,168         100.0%     58,572         100.0%
                                        -------         -----     -------         =====
Deduct:
Loans in process ....................     1,420                     1,024
Allowance for loan losses ...........       579                       423
Deferred loan fees ..................        97                       141
                                        -------                   -------
   Net loans receivable .............   $68,072                   $56,984
                                        =======                   =======

Mortgage Loans:
Fixed-rate ..........................   $32,049          55.0%    $29,544          58.7%
Adjustable-rate .....................    26,254          45.0      20,790          41.3
                                        -------         -----     -------         -----
   Total ............................   $58,303         100.0%    $50,334         100.0%
                                        =======         =====     =======         =====

     The following table sets forth certain information at June 30, 2002, regarding the dollar amount of commercial, financial, agricultural and real estate construction loans maturing in the Association's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                         Due During Years Ended June 30,
                          Balance       --------------------------------
                       Outstanding at                2004      2008 and
                       June 30, 2002      2003     and 2007   following
                       --------------    ------    --------   ---------
                                       (Dollars in thousands)

Commercial loans ......     8,951         3,315      1,616      4,020
Land ..................     1,145           456        689         --
Multi-family loans ....       978            35        172        771
Construction loans ....     4,751           672      2,920      1,159
Commercial loans ......     4,202         1,123      3,079         --


     The following table sets forth, as of June 30, 2002, the dollar amount of the above loans due after one year that have fixed interest rates and floating or adjustable interest rates.


                                                Due After June 30, 2003
                                    -----------------------------------------
                                    Fixed Rates     Variable Rates     Total
                                    -----------     --------------    -------
                                                 (Dollars in thousands)

Commercial loans................       $3,477           $2,159         $5,636
Land............................          229              460            689
Multi-family loans..............           --              943            943
Construction loans..............        1,829            2,250          4,079
Commercial loans................          531            2,548          3,079
                                       ------           ------        -------
    Total ......................       $6,066           $8,360        $14,426
                                       ======           ======        =======

     One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in our primary market area. We generally do not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property exceeds 95%. We require private mortgage insurance on loans with a loan-to-value ratio in excess of 80%. The cost of such insurance is factored into the annual percentage rate on such loans.

     Our current underwriting criteria for one- to four-family residential loans focuses on the collateral securing the loan, income, debt-to-income ratio, stability of earnings and credit history of a potential borrower, in making credit decisions. We also have incorporated uniform underwriting criteria based on the Federal Home Loan Mortgage Corporation lending criteria, recognizing that the sale of mortgage loans has become an important tool in liquidity and interest rate risk management. We originate fixed-rate loans which provide for the payment of principal and interest over a period of 10, 15 or 30 years.

     We also offer six-month and one-year adjustable-rate mortgage loans pegged to the one-year U.S. Treasury securities yield adjusted to a constant maturity, and three-year adjustable-rate mortgage loans pegged to the three-year U.S. Treasury securities yield adjusted to a constant maturity. We may offer discounted initial interest rates on adjustable-rate mortgage loans, but we require that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). The six-month adjustable-rate mortgage loans that we originate provide for a maximum interest rate adjustment of 1% over a six-month period and a maximum adjustment of 6% over the life of the loan, while the one-year adjustable-rate mortgage loans that we originate provide for a maximum interest rate adjustment of 2% over a one-year period and a maximum adjustment of 6% over the life of the loan. The three-year adjustable-rate mortgage loans that we originate provide for a maximum adjustment of 2% over a three-year period and 6% over the life of the loan. Our residential adjustable-rate mortgages are amortized for terms up to 30 years. Although we would generally prefer to originate mortgage loans that have adjustable rather than fixed interest rates, the current low-interest rate environment has reduced borrower demand for adjustable-rate mortgage loans.

     In 2001, we began to sell fixed-rate loans in the secondary market, and we sell all 30-year fixed-rate loans that we originate in the secondary market. All of the fixed-rate loans that we originate with terms of 30 years are written to Federal Home Loan Mortgage Corporation standards. During the twelve-month period ended June 30, 2002, we sold 51 fixed-rate loans with an aggregate amount of $5.6 million. We generally retain in our loan portfolio the other loans that we originate. We do not retain the servicing rights on the loans that we sell.

     Adjustable-rate mortgage loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. We retain all adjustable-rate mortgage loans that we originate and, at June 30, 2002, approximately 41% of our one- to four-family residential loans had adjustable rates of interest.

     All of the one- to four-family residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, we occasionally permit assumptions of existing residential mortgage loans on a case-by-case basis.

     At June 30, 2002, approximately $42.5 million, or 60.5% of our portfolio of loans, consisted of one- to four-family residential loans. Approximately $848,000, or 56.6% of total non-performing loans consisted of one- to four-family residential loans, and were included in nonperforming assets as of that date. See " -- Nonperforming and Problem Assets."

     Commercial Real Estate and Multi-Family Loans. Our commercial real estate loans are secured by churches, warehouses, office buildings, car dealerships and other commercial properties. We originate commercial real estate loans with terms no greater than 15 years. Loans with terms of more than two years are required to be repaid in equal monthly installments, and loans with terms of less than two years or which are for construction purposes are required to be repaid according to terms agreed to between us and the borrower. At June 30, 2002, we had $9.9 million in commercial and multi-family real estate loans. We generally require a loan-to-value ratio of no more than 75% on commercial real estate loans. Most commercial real estate loans that we originate have fixed interest rates, although we also originate such loans that have adjustable interest rates that are based on the prime rate and which are adjustable based on changes in the prime rate.

     Commercial real estate loans generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate. In addition, balloon loans may involve a greater degree of risk to the extent the borrower is unable to obtain financing or cannot repay the loan when the loan matures or a balloon payment is due.

     At June 30, 2002, our largest commercial real estate loan had an outstanding balance of $782,000 which was secured by a strip mall in Michigan City. At June 30, 2002, approximately $9.0 million, or 12.8% of our total loan portfolio, consisted of commercial real estate loans. On the same date, commercial real estate loans in the aggregate amount of $451,000 were included in nonperforming assets. We generally intend to increase the amount of commercial real estate loans in our portfolio by increasing the amount of loans we make to small businesses by 8 to 10% annually over the next three years, provided that we can make these loans consistent with prudent underwriting standards.

     At June 30, 2002, approximately $978,000, or 1.4% of our total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). We write multi-family loans on terms and conditions similar to our commercial real estate loans. The largest multi-family loan as of June 30, 2002, was $586,000 and was secured by an apartment building in Michigan City, Indiana. On the same date, there were multi-family loans in the aggregate amount of $45,000 included in nonperforming assets.

     Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans. Also, the loans-to-one-borrower limitation limits our ability to make loans to developers of apartment complexes and other multi-family units.

     Construction Loans. We offer construction loans to individuals for the purpose of constructing one- to four-family residences, but only where the borrower commits to permanent financing on the finished project. In such cases, we write the construction loan as a rider to the underlying permanent financing agreement with a term of six months to one year, and with either a fixed or adjustable rate of interest. During the construction phase, the loan agreement requires monthly interest payments by the borrower on the amount drawn on the loan. When the construction of the residence is completed, the construction rider terminates and the loan converts into a one- to four-family residential mortgage loan.

     We also offer, in certain cases, construction loans to builders or developers for the construction of residential properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer), or for the construction of commercial or multi-family properties. In such cases, we typically structure the loan as a two-year balloon loan with either a fixed or adjustable interest rate, with interest payable monthly. Construction loans to builders or developers typically have a higher interest rate than residential construction loans to individuals. At June 30, 2002, approximately $4.8 million, or 6.8% of our total loan portfolio consisted of construction loans. Of these loans, approximately $3.2 million were to individuals for the construction of one- to four-family residences, $757,000 were speculative loans to developers, and $825,000 were for the construction of commercial real estate.

     The maximum loan-to-value ratio for a construction loan is based upon the nature of the construction project. For example, a construction loan to an individual for the construction of a one- to four-family residence may be written with a maximum loan-to-value ratio of 95%, while a construction loan for a commercial project may be written with a maximum loan-to-value ratio of 75%. Inspections are made prior to any disbursement under a construction loan, and we normally charge a $500 commitment fee for construction loans.

     While providing us with a comparable, and in some cases higher yield than conventional mortgage loans, construction loans sometimes involve a higher level of risk. For example, if a project is not completed and the borrower defaults, we may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and our taking title to the project. At June 30, 2002, our largest construction loan was $525,000 for a single-family residential project, secured by a residence in Union Pier, Michigan. As of that date, the loan was performing according to its terms.

     Land Loans. At June 30, 2002, approximately $1.1 million, or 1.6% of our total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. We impose a maximum loan-to-value ratio of 75% of the appraised value of the land or sales price, whichever is less, and generally require that the loan amount not exceed $250,000 and that the term of the loan does not exceed eight years. We originate land loans with either fixed or variable interest rates. At June 30, 2002, our largest land loan totaled $432,000 and was secured by vacant land located in Portage, Indiana.

     Land loans present greater risk than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, land loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause us to take title to partially improved land that is unmarketable without further capital investment.

     Consumer Loans. Our consumer loans consist of variable- and fixed-rate home equity loans and lines of credit, automobile, recreational vehicle, boat and motorcycle loans and loans secured by deposits. Consumer loans tend to have shorter terms and higher yields than permanent residential mortgage loans. At June 30, 2002, our consumer loans aggregated approximately $7.7 million, or 10.9% of our total loan portfolio. Included in consumer loans at June 30, 2002, were $2.0 million of variable-rate home equity lines of credit. These variable-rate loans improve our exposure to interest rate risk.

     Second mortgages are generally written for up to 80% of the available equity (the appraised value of the property less any first mortgage amount) and consumer loans secured by real estate are generally written for up to 90% of the available equity. Our home equity and second mortgage loans at June 30, 2002 were approximately $4.4 million, or 6.3% of our total loan portfolio. We generally will write automobile loans for up to 80% of the acquisition price for a new automobile and up to the average middle book value for a used automobile. Our automobile and manufactured home loans originated during the year ended June 30, 2002, were $706,000 compared to $993,000 during the prior year. This reduction reflects our decision during 2000 to de-emphasize the origination of automobile loans. The repayment schedule of loans covering both new and used vehicles is consistent with the expected life and normal depreciation of the vehicle. Loans for recreational vehicles, motorcycles and boats are written for no more than 80% of the realistic sales price of the collateral, for a term that is consistent with its expected life and normal depreciation. All of our consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At June 30, 2002, consumer loans in the amount of $105,000 were included in nonperforming assets.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. See "-- Nonperforming and Problem Assets." There can be no assurances that additional delinquencies will not occur in the future.

     Commercial Loans. We offer commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of June 30, 2002, commercial loans amounted to $4.2 million, or 6.0% of our total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of our loan portfolio, we intend to increase the amount of loans we make to small businesses in the future in order to increase our rate of return and diversify our portfolio. As of June 30, 2002, commercial loans in the aggregate amount of $50,000 were included in nonperforming assets.

     Origination, Purchase and Sale of Loans. Historically, we have confined our loan origination activities primarily to LaPorte and Porter Counties. At June 30, 2002, substantially all of our mortgage loans were secured by property located within Indiana. Our loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are currently underwritten and processed at our main office in Michigan City.

     Our loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we study the employment and credit history and information on the historical and projected income and expenses of our mortgagors.

     We generally require appraisals on all real property securing our first-mortgage loans. Appraisals for all real property securing first-mortgage loans are performed by independent appraisers who are state-licensed. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also require flood insurance to protect the property securing our interest if the property is in a flood plain. We also generally require private mortgage insurance for all residential mortgage loans with loan-to-value ratios of greater than 80%. We generally require escrow accounts for insurance premiums and taxes for residential mortgage loans that we originate with loan-to-value ratios greater than 80%. Our underwriting standards are intended to protect against some of the risks inherent in conducting our business. Borrower character, paying habits and financial strengths are important considerations.

     The following table shows loan origination and repayment activity for the Association during the periods indicated:

                                                   Year Ended June 30,
                                                  --------------------
                                                    2002         2001
                                                  -------      -------
                                                 (Dollars in thousands)
Loans Originated:
  Real estate mortgage loans:
    One- to four-family loans .................   $18,871      $10,268
    Commercial loans  .........................     4,390        1,762
    Land ......................................       699          604
    Multi-family loans ........................       711           --
  Construction loans ..........................     4,018        2,214
  Commercial loans ............................     4,104        1,904
  Home equity and second mortgage loans .......     3,919        1,551
  Automobiles and manufactured home loans .....       706          993
  Other consumer loans ........................     1,064          244
                                                  -------      -------
      Total originations ......................    38,482       19,540
                                                  -------      -------
Reductions:
  Principal loan repayments  ..................    21,109       13,378
  Proceeds from sale of mortgage loans ........     5,583           --
  Transfers from loans to real estate owned....       578          184
                                                  -------      -------
      Total reductions ........................    27,270       13,562
                                                  -------      -------
      Decrease in other items (1) .............       124          217
                                                  -------      -------
      Net increase ............................   $11,088      $ 5,761
                                                  =======      =======
-----------------
(1) Other items consist of amortization of deferred loan origination costs and the provision for losses on loans.

     The Association's total loan originations during the year ended June 30, 2002, totaled $38.5 million, an increase of approximately $19 million compared to the year ended June 30, 2001.

     Origination and Other Fees. We realize income from loan application fees, late charges, checking account service charges, loan servicing fees and fees for other miscellaneous services. Late charges are generally assessed if a loan payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

Nonperforming and Problem Assets

     Our collection policy is managed by our collection officer who develops a list of delinquent commercial, consumer and mortgage accounts from computer-generated reports. Monthly reports are forwarded to the board of directors for all accounts over 30 days delinquent, and the Delinquent Loan Committee of the board meets as necessary to discuss all delinquent accounts, especially any over 60 days delinquent. The collection officer attempts to make personal contact with the borrower within the first 30 days of delinquency. When an account becomes over 90 days delinquent, a visit is made to the property or location of the collateral for inspection. Should the borrower fail to comply with the terms of the Association, the Delinquent Loan Committee may recommend that the Association commence foreclosure proceedings.

     We place loans on non-accrual status no later than 90 days after the loan becomes delinquent, and all unpaid accrued interest is written off.

     Nonperforming Assets. At June 30, 2002, $1.8 million, or 2.18% of our total assets, were nonperforming (nonperforming loans, foreclosed real estate and troubled debt restructurings) compared to $1.1 million, or 1.68% of our total assets, at June 30, 2001. We deem any delinquent loan that is 90 days or more past due to be a nonperforming asset. This increase in nonperforming assets is primarily attributable to two loan relationships. The first loan is for $237,000 and is secured by a campground located near Michigan City. As of June 30, 2002, the borrower agreed to a payment plan intended to bring the loan current, and has since done so. The second loan is in the amount of $188,000, secured by a restaurant in Michigan City. Our largest non-performing loan as of June 30, 2002 was to a borrower with several loans totalling $369,000, secured by rental units in Michigan City. These loans constitute our largest nonperforming loans at June 30, 2002, and we are currently working with the remaining borrowers to restructure their loans. We believe that the collateral on these loans is sufficient to protect us from any loss beyond that which is provided for in our allowance for loan losses, although our net income in future periods could be affected depending upon whether we are able to implement a restructuring plan with respect to these loans.

     At June 30, 2002, residential loans accounted for $848,000, or 47.7% of our nonperforming assets. We had real estate owned properties in the amount of $41,000 as of June 30, 2002.

     The table below sets forth the amounts and categories of our nonperforming assets (nonperforming loans, foreclosed real estate and troubled debt restructurings) for the last two years. It is our policy that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                           At June 30,
                                                       ------------------
                                                         2002      2001
                                                       --------  --------
                                                     (Dollars in thousands)
Nonperforming assets:
  Nonperforming loans:
  Non-accrual ........................................  $1,499    $ 153
  Loans more than 90 past days and still accruing.....      --      687
  Troubled debt restructurings .......................     238       99
                                                        ------   ------
                                                         1,737      939
  Foreclosed assets ..................................      41      171
                                                        ------   ------
Total nonperforming assets ...........................  $1,778   $1,110
                                                        ======   ======
Nonperforming loans to total loans ...................    2.55%    1.65%

Nonperforming assets to total assets .................    2.18%    1.68%

     Interest income of $58,000 and $74,000 for the years ended June 30, 2002 and 2001, respectively, was recognized on the nonperforming loans summarized above. Interest income of $121,000 and $83,000 for the year ended June 30, 2002 and the year ended June 30, 2001, respectively, would have been recognized under the original terms of such loans.

     At June 30, 2002, we held loans delinquent from 30 to 89 days totaling $2.0 million. As of that date, we were not aware of any other loans in which borrowers were experiencing financial difficulties and were not aware of any assets that would need to be disclosed as nonperforming assets.

     Delinquent Loans. The following table sets forth certain information at June 30, 2002 and 2001, relating to delinquencies in the Association's portfolio. Delinquent loans that are 90 days or more past due are considered nonperforming assets.

                                                At June 30, 2002                      At June 30, 2001
                                   --------------------------------------- ---------------------------------------
                                        30-89 Days       90 Days or More       30-89 Days        90 Days or More
                                   ------------------- ------------------- ------------------- -------------------
                                             Principal           Principal           Principal           Principal
                                    Number    Balance   Number    Balance   Number    Balance   Number    Balance
                                   of Loans  of Loans  of Loans  of Loans  of Loans  of Loans  of Loans  of Loans
                                   --------  --------  --------  --------  --------  --------  --------  --------
                                                               (Dollars in thousands)
Real estate mortgage loans
   One- to four-family loans ...       31     $1,392      10      $753(1)      9      $  678      12       $625
   Multi-family loans ..........       --         --       1        45        --          --       1         47
   Commercial real estate loans         4        406       3       451(2)      3         440      --         --
Automobiles and manufactured
   home loans ..................       17        123       5        22        10          79       8         62
Home equity and second
   mortgage loans ..............        5         93       5        97         7         134       2         47
Other consumer loans ...........        1         24       1        14         5          12      --         --
Commercial loans ...............       --         --       3        55        --          --       3         59
                                       --     ------      --    ------        --      ------      --       ----
   Total .......................       58     $2,038      28    $1,437        34      $1,343      26       $840
                                       ==     ======      ==    ======        ==      ======      ==       ====
Delinquent loans to total loans.                2.99%             2.11%                 2.34%              1.46%
                                                ====              ====                  ====               ====

----------------

(1) Of this amount, $244,000 is attributable to one loan, secured by rental properties in Michigan City.

(2) Of this amount, $238,000 is attributable to one loan secured by a campground located near Michigan City, and $188,000 is attributable to a loan secured by a restaurant in Michigan City.


     Classified assets. Federal regulations and our asset classification policy provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

     At June 30, 2002 and 2001, the aggregate amount of the Association's classified assets and of the Association's general and specific loss allowances were as follows:

                                                 At June 30,
                                              ---------------
                                                2002    2001
                                              ------   ------
                                           (Dollars in thousands)

Substandard assets .......................    $1,590   $1,754
Doubtful assets ..........................       160      178
Loss assets ..............................        --       --
                                              ------   ------
   Total classified assets ...............    $1,750   $1,932
                                              ======   ======

General loss allowances ..................    $  524   $  400
Specific loss allowances .................        69       57
                                              ------   ------
   Total allowances  .....................    $  593   $  457
                                              ======   ======


     The Association regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Association's classified assets constitute nonperforming assets. The above allowances of $593,000 include $579,000 in allowances for loan losses and $14,000 in allowance for real estate owned losses.

Allowance for Loan Losses

     We maintain our allowance for loan losses through the provision for loan losses, which is charged to earnings. We determine the allowance for loan losses in conjunction with our ongoing, quarterly assessment of the probable estimated losses inherent in our loan portfolio. In making this assessment, we consider the following factors: our historical loan loss experience, known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date, the estimated value of the underlying collateral, loan volumes and concentrations, regulatory examination results, and current economic and market trends that affect both our general market area and particular segments within our loan portfolio.

     In our opinion, our allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at June 30, 2002. However, there can be no assurance that regulators, when reviewing our loan portfolio in the future, will not require increases in our allowances for loan losses or that changes in economic conditions will not adversely affect our loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past two fiscal years ended June 30, 2002 and 2001.

                                                      Year Ended June 30,
                                                     ----------------------
                                                        2002        2001
                                                     ----------  ----------
                                                     (Dollars in thousands)

Balance at beginning of period ......................   $423        $181
                                                        ----        ----
Charge-offs:
   One- to four-family mortgage loans ...............     74          32
   Commercial loans .................................     19           3
   Auto loans .......................................      9          --
                                                        ----        ----
     Total charge-offs ..............................    102          35
                                                        ----        ----
Recoveries-- one- to four-family mortgage loans .....     --           3
                                                        ----        ----
Provision for losses on loans .......................    258         274
                                                        ----        ----
Balance end of period ...............................   $579        $423
                                                        ====        ====

Allowance for loan losses as a percent of total
   loans outstanding ................................   0.85%       0.74%

Ratio of net charge-offs to average loans outstanding   0.17%       0.06%
Allowance for loan losses as a percent of total
   nonperforming loans ..............................   33.3%       45.0%

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Association's allowance for loan losses at the dates indicated.

                                                     At June 30,
                                       ------------------------------------
                                              2002              2001
                                       -----------------  -----------------
                                                 Percent          Percent
                                                 of loans          of loans
                                                 in each           in each
                                                Category          Category
                                                to total          to total
                                       Amount    loans    Amount    loans
                                       ------   --------  ------  ---------
                                             (Dollars in thousands)
Balance at end of period applicable to:
  Real estate mortgage loans:
    One- to four-family ..........      $242      60.5%    $132     69.5%
    Commercial....................       161      12.8      118      9.2
    Multi-family..................        12       1.4        8      0.5
    Land .........................         7       1.6        2      1.4

  Construction loans..............        11       6.8        6      5.3
  Automobiles and manufactured
    home loans....................        33       3.1       69      3.9
  Home equity and second
    mortgage loans................        44       6.2       25      5.9
  Other consumer loans............        18       1.6        1      0.9
  Commercial loans  ..............        51       6.0       62      3.4
  Unallocated.....................        --        --       --       --
                                        ----     -----     ----    -----
      Total ......................      $579     100.0%    $423    100.0%
                                        ====     =====     ====    =====

Investments

     Investments. Our investment policy authorizes us to invest in U.S. Treasury securities, securities guaranteed by the Government National Mortgage
Association, securities issued by agencies of the federal government and municipal governments, mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association and in highly-rated mortgage-backed securities, and investment-grade corporate debt securities. This policy permits our management to react quickly to market conditions. Most of the securities in our portfolio are considered available-for-sale. At June 30, 2002, our investment portfolio consisted of investments in Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Federal National Mortgage Association mortgage-backed securities, corporate securities, federal agency securities, Federal Home Loan Bank stock, and local and non-local municipal securities. At June 30, 2002, approximately $7.6 million, or 9.34%, of our total assets consisted of such investments. We also had $435,000 in stock of the Federal Home Loan Bank of Indianapolis as of that date. As of that date, we also had pledged to the Federal Home Loan Bank of Indianapolis as collateral mortgage-backed securities with a carrying value of $213,000.

     Investment Securities. The following table sets forth the amortized cost and the market value of the Association's investment portfolio at the dates indicated.

                                                       At June 30,
                                          --------------------------------------
                                                 2002               2001
                                          ------------------  ------------------
                                          Amortized   Fair    Amortized   Fair
                                            Cost      Value     Cost      Value
                                          ---------  -------  ---------  -------
                                                    (Dollars in thousands)
Available for sale:
  Agency securities ....................   $2,250     $2,274   $1,000     $1,017
  State and municipal ..................    2,368      2,418    1,918      1,949
  Corporate obligations ................    2,103      2,155    1,656      1,689
Held to maturity:
  Mortgage-backed securities ...........      334        340      432        433
Federal Home Loan Bank stock (1) .......      435        435      382        382
                                           ------     ------   ------     ------
    Total ..............................   $7,490     $7,622   $5,388     $5,470
                                           ======     ======   ======     ======
------------
(1) Market value is based on the price at which the stock may be resold to the Federal Home Loan Bank of Indianapolis.

     The following table sets forth the amount of investment securities excluding mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2002.

                                                Amount at June 30, 2002, which matures in
                            ------------------------------------------------------------------------------
                                 One Year            One Year           Five Years
                                 Or Less          to Five Years        to Ten Years       Over Ten Years
                            ------------------  ------------------  ------------------  ------------------
                            Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average
                              Cost      Yield     Cost      Yield     Cost      Yield     Cost      Yield
                            ---------  -------  ---------  -------  ---------  -------  ---------  -------
              (Dollars in thousands)
Agency securities ........                       $1,556     4.55%     $198      5.36%     $496      6.23%
State and municipal ......                          917     4.23       802      5.27       649      4.22
Corporate obligations ....   $  675     7.58%     1,013     6.20       415      5.70


Sources of Funds

     General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, we derive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Indianapolis have been used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

     Deposits. We attract deposits principally from within LaPorte and Porter Counties through the offering of a broad selection of deposit instruments, including fixed-rate passbook accounts, negotiable order of withdrawal accounts, variable rate money market accounts, investment checking accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. We do not actively solicit or advertise for deposits outside of LaPorte and Porter Counties, and substantially all of our depositors are residents of LaPorte and Porter Counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. We accept brokered deposits, but they do not constitute a material portion of our deposits. We held $4.9 million of public deposits, or 7.8%, of our total deposits, at June 30, 2002. We periodically run specials on certificates of deposit with specific maturities.

     We establish the interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and applicable regulations. We rely, in part, on customer service and long-standing relationships with customers to attract and retain our deposits. We also closely price our deposits to the rates offered by our competitors.

     Approximately 55.7% of our deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that we offer. We offer special rates on certificates of deposit with maturities that fit our asset and liability strategies. We also offer money market savings accounts, which represent nearly 14.5% of our deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer has allowed us to compete effectively in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We manage the pricing of our deposits in keeping with our asset/liability management and profitability objectives. Based on our experience, we believe that our savings accounts, negotiable order of withdrawal and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates we pay on these deposits, have been and will continue to be significantly affected by market conditions.

     An analysis of our deposit accounts by type, maturity, and rate at June 30, 2002, is as follows:




                                                  Balance at            Weighted
                                                    June 30,    % of     Average
                                                     2002     Deposits    Rate
                                                  ----------  --------  --------
Type of Account                                        (Dollars in thousands)
---------------
Withdrawable:
   Fixed rate, passbook accounts...............     $10,328     16.4%     2.00%
   Variable rate, money market.................       9,185     14.5%     2.42%
   Negotiable order of withdrawal accounts.....       8,465     13.4%     1.71%
                                                    -------    -----
     Total withdrawable........................      27,978     44.3%     2.05%
                                                    -------    -----
Certificates (original terms)
   3 months or less............................       2,508      4.0%     2.30%
   6 months....................................       5,866      9.3%     2.47%
   12 months...................................       3,299      5.2%     2.88%
   18 months...................................       6,357     10.1%     3.93%
   24 months...................................       3,948      6.2%     5.66%
   36 months...................................       3,437      5.4%     4.94%
   60 months...................................       8,586     13.6%     5.63%
   120 months..................................       1,232      1.9%     6.19%
                                                    -------    -----
      Total certificates.......................      35,233     55.7%     4.26%
                                                    -------    -----
Total deposits ................................     $63,211    100.0%     3.28%
                                                    =======    =====

     The following table sets forth by various interest rate categories the composition of our time deposits at the dates indicated:

                              At June 30,
                          -------------------
                            2002       2001
                          -------     -------
                         (Dollars in thousands)

1.00 to 1.99% ..........  $   200     $    --
2.00 to 2.99% ..........   11,712          --
3.00 to 3.99% ..........    4,429          --
4.00 to 4.99% ..........    4,039      11,072
5.00 to 5.99% ..........    8,691      10,929
6.00 to 6.99% ..........    5,381      12,350
7.00 to 7.99% ..........      781       1,006
                          -------     -------
   Total ...............  $35,233     $35,357
                          =======     =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 2002. Matured certificates, which have not been renewed as of June 30, 2002, have been allocated based upon certain rollover assumptions.

                               Amounts at June 30, 2002, Maturing In
                         ------------------------------------------------
                         One Year      Two        Three      Greater Than
                          or Less     Years       Years      Three Years
                         --------    -------     -------     ------------
                                        (Dollars in thousands)

1.00 to 1.99% ..........  $   200      $   --      $   --      $   --
2.00 to 2.99% ..........   11,271         441          --          --
3.00 to 3.99% ..........    2,678       1,351         400          --
4.00 to 4.99% ..........    2,023         524         481       1,011
5.00 to 5.99% ..........    2,430       2,697         776       2,788
6.00 to 6.99% ..........    2,660         554       1,253         914
7.00 to 7.99% ..........      451          10         205         115
                          -------      ------      ------      ------
   Total ...............  $21,713      $5,577      $3,115      $4,828
                          =======      ======      ======      ======

     The following table indicates the amount of our other certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2002.

                                                   At June 30, 2002
                                                ----------------------
Maturity Period                                 (Dollars in thousands)
  Three months or less ............................     $3,495
  Greater than three months through six months ....      2,643
  Greater than six months through twelve months ...      1,374
  Over twelve months ..............................      2,469
                                                        ------
    Total .........................................     $9,981
                                                        ======


Deposit Activity

     The following table presents the deposit information of the Association for the periods indicated.

                                                              At June 30,
                                                        -----------------------
                                                            2002       2001
                                                        -----------  ----------
                                                        (Dollars  in thousands)

Beginning balance ......................................  $58,966     $49,701
  Net deposits (withdrawals) before interest credited ..    2,328       6,928
  Interest credited ....................................    1,917       2,337
                                                          -------     -------
  Net increase in deposits .............................    4,245       9,265
                                                          -------     -------
Ending balance  ........................................  $63,211     $58,966
                                                          =======     =======

     Total deposits at June 30, 2002, were approximately $63.2 million, compared to approximately $59.0 million at June 30, 2001. Our deposit base depends somewhat upon the manufacturing sector of LaPorte and Porter Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect our ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

     Borrowings. We focus on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At June 30, 2002, we had borrowings in the amount of $6.5 million from the Federal Home Loan Bank of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2011. We are required to maintain eligible loans and investment securities, including mortgage-backed securities, in our portfolio of at least 170% of outstanding advances as collateral for advances from the Federal Home Loan Bank of Indianapolis. We also have available $20.9 million of borrowing capacity with the Federal Home Loan Bank of Indianapolis. We do not anticipate any difficulty in obtaining advances appropriate to meet our requirements in the future.

     The  following  table  presents   certain   information   relating  to  the
Association's borrowings at or for the years ended June 30, 2002 and 2001.

                                                          At or for the Year
                                                            Ended June 30,
                                                          -----------------
                                                            2002     2001
                                                          -------- --------
                                                        (Dollars in thousands)
Federal Home Loan Bank Advances:
  Outstanding at end of period........................     $6,488   $1,670
  Average balance outstanding for period .............      3,459    1,455
  Maximum amount outstanding at any month end
    during the period ................................      6,488    2,762
  Weighted average interest rate during the period ...       4.80%    5.77%
  Weighted average interest rate at end of period ....       3.74%    5.20%


Service Corporation Subsidiary

     Office of Thrift Supervision regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. Indiana law permits state savings associations to form service corporation subsidiaries subject to these same federal limitations.

     A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the Department of Financial Institutions at least 30 days advance written notice. The Federal Deposit Insurance Corporation may, after consultation with the Office of Thrift Supervision, prohibit specified activities if it determines such activities pose a serious threat to the Savings Association Insurance Fund. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

     We currently own one subsidiary, City Savings Financial Services, Inc., which was organized in March 2000 to acquire substantially all of the assets of Whybrew Insurance Agency, Inc., a local insurance agency that provided insurance products to the community, including property, casualty, life and health insurance and fixed annuities. City Savings Financial Services, Inc. currently conducts business as the Whybrew Insurance Agency.

     City Savings Financial Services, Inc. primarily engages in retail sales of health, life, casualty, property, mortgage and credit insurance products. Products offered by City Savings Financial Services, Inc. include group and individual term mortgage life insurance, group mortgage disability insurance, group accidental death insurance, group credit life insurance, and group credit accident and disability insurance policies. City Savings Financial Services, Inc. also markets a variety of tax-deferred annuity contracts which are wholly reinsured by other insurance companies. For the period ended June 30, 2002, City Savings Financial Services, Inc. generated $92,000 in commissions and experienced an operating loss of $37,000.

Employees

     As of June 30, 2002, we employed 26 persons on a full-time basis and one on a part-time basis. None of our employees is represented by a collective bargaining group and we consider our employee relations to be good.

     Employee benefits for our full-time employees include, among other things, hospitalization/major medical insurance, vision and dental insurance, long-term disability insurance, life insurance, and participation in the Michigan City Savings and Loan Association Employees' Savings and Profit Sharing Plan, which is administered by Pentegra Group. As part of the conversion to stock form, the Company established the Employee Stock Ownership Plan and Trust, designed to provide directors and employees with ownership interest in the Company.

     We consider our employee benefits to be competitive with those offered by other financial institutions and major employers in our area. See "Executive Compensation" and "Certain Relationships and Related Transactions."


                                   COMPETITION

     Michigan City originates most of its loans to and accepts most of its deposits from residents of LaPorte County, Indiana. Michigan City is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in LaPorte County with significantly larger resources than are available to Michigan City. In total, there are 19 other financial institutions located in LaPorte County, including nine banks, nine credit unions and one other savings association. Michigan City also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

     The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Michigan City competes for loan originations primarily through the efficiency and quality of the services that it provides borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that management cannot readily predict.


                                   REGULATION

General

     As an Indiana-chartered, Savings Association Insurance Fund-insured savings association, the Association is subject to extensive regulation by the Office of Thrift Supervision, the Department of Financial Institutions and the Federal Deposit Insurance Corporation. For example, the Association must obtain Office of Thrift Supervision and Department of Financial Institutions approval before it may engage in certain activities and must file reports with the Office of Thrift Supervision and the Department of Financial Institutions regarding its activities and financial condition. The Office of Thrift Supervision and the Department of Financial Institutions periodically examine the Association's books and records and, in conjunction with the Federal Deposit Insurance Corporation in certain situations, have examination and enforcement powers. This supervision and regulation are intended primarily to protect the safety and soundness of the Association and to protect depositors and their federally-insured deposits. All savings associations must pay a semi-annual assessment to the Office of Thrift Supervision based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. The Association's semi-annual assessment to the Office of Thrift Supervision is $13,000. The Association also pays an annual assessment to the Department of Financial Institutions of $9,500.

     The Association is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of the Association's securities, and limitations upon other aspects of banking operations. In addition, The Association's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws. The Association is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System.

Savings and Loan Holding Company Regulation

     City Savings Financial Corporation is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, and subject to regulatory oversight of the Director of the Office of Thrift Supervision. As such, City Savings Financial Corporation registered with the Office of Thrift Supervision and will thereby be subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with City Savings Financial Corporation and with other companies affiliated with City Savings Financial Corporation.

     In general, the Home Owners' Loan Act prohibits a savings and loan holding company, without obtaining the prior approval of the Director of the Office of Thrift Supervision, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The Home Owners' Loan Act also restricts the ability of a director or officer of City Savings Financial Corporation, or any person who owns more than 25% of City Savings Financial Corporation's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the Office of Thrift Supervision.

     City Savings Financial Corporation operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act on November 12, 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The Gramm-Leach-Bliley Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. Due to these restrictions, City Savings Financial Corporation will be authorized to engage only in those activities that are permissible for a financial holding company or a multiple savings and loan holding company following the conversion. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulations.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if City Savings Financial Corporation were a bank holding company and the Association were a bank. See "-- Qualified Thrift Lender." At June 30, 2002, the Association's asset composition was in excess of that required to qualify as a qualified thrift lender.

     If City Savings Financial Corporation were to acquire control of another savings association other than through a merger or other business combination with the Association, City Savings Financial Corporation would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the qualified thrift lender test, the activities of City Savings Financial Corporation and any of the Association's subsidiaries (other than the Association or other subsidiary savings associations) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business,
(iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of the Office of Thrift Supervision by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the Office of Thrift Supervision before a multiple savings and loan holding company may engage in such activities.

     The Director of the Office of Thrift Supervision may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the Office of Thrift Supervision may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

     Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, savings association holding companies with their principal office in Indiana may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Department of Financial Institutions.

     No subsidiary savings association of a savings and loan holding company may declare or pay a dividend or make a capital distribution on its permanent or nonwithdrawable stock unless it first gives the Director of the Office of Thrift Supervision 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid. The payment of dividends by the association is also subject to additional Office of Thrift Supervision and Department of Financial Institutions limitations. See "--Dividend Limitations."

Federal Home Loan Bank System

     The Association is a member of the Federal Home Loan Bank system, which consists of 12 regional banks. The Federal Housing Finance Board, an independent agency, controls the Federal Home Loan Bank System including the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank system provides a central credit facility primarily for member financial institutions. At June 30, 2002, the Association's investment in stock of the Federal Home Loan Bank of Indianapolis was $435,000. For the fiscal year ended June 30, 2002, the Federal Home Loan Bank of Indianapolis paid approximately $26,000 in dividends to the Association.

     All 12 Federal Home Loan Bank's are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of Federal Home Loan Bank stock in the future. A reduction in the value of such stock may result in a corresponding reduction in the Association's capital.

     The Federal Home Loan Bank of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Home Loan Bank and the board of directors of the Federal Home Loan Bank of Indianapolis.

     All Federal Home Loan Bank advances must be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. Eligible collateral includes first mortgage loans not more than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, cash or Federal Home Loan Bank deposits, certain small business and agricultural loans of smaller institutions and real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as additional security or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the Federal Home Loan Bank has established standards of community service that members must meet to maintain access to long-term advances.

     Interest rates charged for advances vary depending upon maturity, the cost of funds to the Federal Home Loan Bank of Indianapolis and the purpose of the borrowing.

Insurance of Deposits

     Deposit Insurance. The Federal Deposit Insurance Corporation is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The Federal Deposit Insurance Corporation administers two separate insurance funds, the Bank Insurance Fund for commercial banks and state savings banks and the Savings Association Insurance Fund for savings associations, such as the Association, and banks that have acquired deposits from savings associations. The Federal Deposit Insurance Corporation is required to maintain designated levels of reserves in each fund. During 1996, the reserves of the Savings Association Insurance Fund were below the level required by law, primarily because a significant portion of the assessments paid into the Savings Association Insurance Fund had been used to pay the cost of prior thrift failures, while the reserves of the Bank Insurance Fund met the level required by law. In 1996, however, legislation was enacted to recapitalize the Savings Association Insurance Fund and eliminate the premium disparity between the Bank Insurance Fund and Savings Association Insurance Fund. See "-- Assessments" below.

     Assessments. The Federal Deposit Insurance Corporation is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund and members of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The Federal Deposit Insurance Corporation has established a risk-based assessment system for both Savings Association Insurance Fund and Bank Insurance Fund members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the Federal Deposit Insurance Corporation's level of supervisory concern about the institution.

     In 1996, legislation was enacted that included provisions designed to recapitalize the Savings Association Insurance Fund and largely eliminate the significant premium disparity between the Bank Insurance Fund and the Savings Association Insurance Fund. Beginning January 1, 1997, the Association's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation, which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, Financing Corporation payments for Savings Association Insurance Fund members approximated 6.10 basis points, while Bank Insurance Fund members paid 1.22 basis points. By law, payments on Financing Corporation obligations have been shared equally between Bank Insurance Fund members and Savings Association Insurance Fund members since January 1, 2000.

     Although Congress has considered merging the Savings Association Insurance Fund and the Bank Insurance Fund, until then, savings associations with Savings Association Insurance Fund deposits may not transfer deposits into the Bank Insurance Fund system without paying various exit and entrance fees. Such exit and entrance fees need not be paid if a Savings Association Insurance Fund institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the Savings Association Insurance Fund, and as long as certain other conditions are met.

Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The Office of Thrift Supervision requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 2002, the Association was in compliance with all capital requirements imposed by law.

     The Office of Thrift Supervision promulgated a rule in 1993 that set forth methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The Office of Thrift Supervision delayed implementation of this rule. In May 2002, the OTS concluded that a separate interest rate risk component is unnecessary in light of other tools available to monitor and assess an association's interest rate risk, and it repealed the requirement that a savings association with excess exposure to interest rate risk make a deduction from its capital. The Office of Thrift Supervision has also revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the Office of Thrift Supervision is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 2002, the Association was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

     The Federal Deposit Insurance Corporation may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the Federal Deposit Insurance Corporation to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Dividend Limitations

     The Office of Thrift Supervision also restricts the amount of "capital distributions" that may be made by savings associations. These regulations define a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

     The regulation permits certain savings associations to make capital distributions under certain circumstances without first filing a notice or an application with the Office of Thrift Supervision and requires a savings association to file an application for approval of a proposed capital distribution with the Office of Thrift Supervision if the association is not eligible for expedited treatment under Office of Thrift Supervision's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At June 30, 2002, the Association's retained net income standard was approximately $941,000. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the Office of Thrift Supervision prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the Office of Thrift Supervision or the Federal Deposit Insurance Corporation.

     The capital distribution regulation requires a savings association that is not otherwise required to file an application to file a notice of a proposed capital distribution if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the Office of Thrift Supervision prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the Office of Thrift Supervision capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Association is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that the Association file a notice with the Office of Thrift Supervision 30 days before making any capital distributions to City Savings Financial Corporation.

     In addition to these regulatory restrictions, the Association has established and maintains a liquidation account for the benefit of certain depositors and may not make capital distributions to City Savings Financial Corporation if its net worth would be reduced below the amount required for the liquidation account.

     Under Indiana law, the Association may pay dividends without Department of Financial Institutions approval so long as its capital is unimpaired and the dividends in any calendar year do not exceed the net profits of the Association for that year plus the retained net profits of the Association for the previous two years. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). Additional stringent regulatory requirements affecting dividend payments by the Association, however, are established by the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act, which are discussed above. The Association's capital levels currently exceed the criteria established to be designated as a "well capitalized" institution. Such institutions are required to have a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.

Limitations on Rates Paid for Deposits

     Regulations promulgated by the Federal Deposit Insurance Corporation pursuant to the Federal Deposit Insurance Corporation Improvement Act limit the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the Federal Deposit Insurance Corporation (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well-capitalized," "adequately-capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act. Management does not believe that these regulations will have a materially adverse effect on the Association's current operations.

Safety and Soundness Standards

     The federal banking agencies have adopted safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure, asset quality and earnings standards. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings.

Real Estate Lending Standards

     Office of Thrift Supervision regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and be appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's board of directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Federal Reserve System

     Under regulations of the Federal Reserve Board, the Association is required to maintain reserves against its transaction accounts (primarily checking and negotiable order of withdrawal accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase the Association's cost of funds. The Association is in compliance with its reserve requirements. A state-chartered savings association, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Board "discount window," to meet these requirements but the Federal Reserve Board's regulations require the savings association to exhaust other reasonable alternative sources, including borrowing from its regional Federal Home Loan Bank, before borrowing from the Federal Reserve Board. FedICIA imposes certain limitations on the ability of undercapitalized depository institutions to borrow from Federal Reserve Boards.

Loans to One Borrower

     Under Office of Thrift Supervision regulations and the Indiana statute, the Association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. Office of Thrift Supervision regulations permit a savings association, in some cases, to lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the Office of Thrift Supervision authorizes the association to use this expanded lending authority. The Association did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits at June 30, 2002.

Qualified Thrift Lender

     Savings associations must meet a qualified thrift lender test that requires the association to maintain an appropriate level of qualified thrift investments, which primarily consist of residential mortgages and related investments, including certain mortgage-related securities. The required percentage of qualified thrift investments is 65% of portfolio assets, which includes all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets. Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation as qualified thrift investments. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months. As of June 30, 2002, the Association was in compliance with its qualified thrift lender requirement, with approximately 67.93% of its assets invested in qualified thrift investments.

     A savings association which fails to meet the qualified thrift lender test must either convert to a bank (but its deposit insurance assessments and payments will be those of a Savings Association Insurance Fund member and shall be paid to the Savings Association Insurance Fund) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the qualified thrift lender test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Acquisitions or Dispositions and Branching

     The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, Office of Thrift Supervision regulations authorize a federal savings associations to acquire or be acquired by any insured depository institution and the Indiana statute authorizes an Indiana financial institution to acquire or be acquired by an out-of-state financial institution. Regulations promulgated by the Federal Reserve Board restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay Savings Association Insurance Fund premiums, but as such they become subject to branching and activity restrictions applicable to banks.

     Subject to certain exceptions, commonly-controlled banks and savings associations must reimburse the Federal Deposit Insurance Corporation for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the Federal Deposit Insurance Corporation under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

     Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana. Moreover, revisions to the Indiana statute adopted in 1996 authorize a state savings association, with the prior approval of the Department of Financial Institutions, to establish or acquire a branch in another state. The revised Indiana statute further authorizes an out-of-state financial institution to establish branches in Indiana, provided that the laws of the institution's home state permit Indiana financial institutions to establish and maintain branches in that state on a reciprocal basis. These revisions to the Indiana statute are consistent with the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

Transactions with Affiliates

     The Association is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and their directors, executive officers and affiliated companies. The statute limits credit transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

     The shares of common stock of City Savings Financial Corporation have been registered under the Securities and Exchange Commission Act of 1934 (the "1934 Act") and, as a result, City Savings Financial Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the Securities and Exchange Commission thereunder. After three years following the Association conversion to stock form, if City Savings Financial Corporation has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

     Shares of common stock held by persons who are affiliates of City Savings Financial Corporation may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities and Exchange Commission Act of 1933 (the "1933 Act"). If City Savings Financial Corporation meets the current public information requirements under Rule 144, each affiliate of City Savings Financial Corporation who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of City Savings Financial Corporation or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

     Federal law requires that ratings of depository institutions under the Community Reinvestment Act be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of an institution's performance. Each Federal Home Loan Bank is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the Federal Home Loan Banks. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The Office of Thrift Supervision has designated the Association's record of meeting community credit needs as satisfactory.

Other Indiana Regulations

     As noted, the Association is subject to regulation by the Department of Financial Institutions. The Department of Financial Institutions has the right to promulgate rules and regulations necessary for the supervision and regulation of Indiana-chartered savings associations under its jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Department of Financial Institutions includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, shareholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest.

     The Department of Financial Institutions generally conducts regular annual examinations of Indiana-chartered savings associations such as the Association. The purpose of such examination is to assure that institutions are being operated in compliance with applicable Indiana law and regulations and in a safe and sound manner. In addition, the Department of Financial Institutions is required to conduct an examination of any institution as often as it deems necessary. The Department of Financial Institutions has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice in the conduct of its business or has or is violating any other law, rule or regulation and, as to officers and directors of an Indiana savings association, breached his fiduciary duty as an officer or director.

     With the approval of the Department of Financial Institutions, an Indiana savings association may merge or consolidate with a state or federal savings association, a state bank or state savings bank or a national bank. In considering whether to approve or disapprove such a merger or consolidation, the Department of Financial Institutions is to consider the following factors: (i) whether the institutions are operated in a safe, sound and prudent manner; (ii) whether the financial conditions of any of the institutions will jeopardize the financial stability of the other institutions; (ii) whether the financial conditions of any of the institutions will jeopardize the financial stability of the other institutions; (iii) whether the proposed merger or consolidation will result in an institution that has inadequate capital, unsatisfactory management or poor earnings prospects; (iv) whether the management or other principals of the resulting institution are qualified by character and financial responsibility to control and operate in a legal and proper manner the resulting institution; (v) whether the interests of the depositors and creditors of the institutions and the public generally will be jeopardized by the transaction; and (vi) whether the institutions furnish all of the information the Department of Financial Institutions requires in reaching the its decision.

     Acquisitions of control of an Indiana savings association by a foreign savings association or bank, or a holding company require the prior approval of the Department of Financial Institutions. Control is defined as the power, directly or indirectly, (i) to vote 25.0% or more of the voting stock of an Indiana-chartered savings association or (ii) to excise a controlling influence over the management or policies of a savings association.


                                    TAXATION

Federal Taxation

     Historically, savings associations, such as the Association, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. We do not have any reserves taken after 1987 that must be recaptured. However, our pre-1988 reserve, for which no deferred taxes have been recorded, must be recaptured into income if (i) the Association no longer qualifies as a bank under the Internal Revenue Code, or (ii) the Association pays out excess dividends or distributions. Although we do have some reserves from before 1988, we are not required to recapture these reserves.

     Depending on the composition of its items of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax on the amount (if any) by which 20% of alternative minimum taxable income, as reduced by an exemption varying with alternative minimum taxable income, exceeds the regular tax due. Alternative minimum taxable income equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over alternative minimum taxable income (before this adjustment and before any alternative tax net operating loss). Alternative minimum taxable income may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

     For federal income tax purposes, we have been reporting our income and expenses on the accrual method of accounting. Our federal income tax returns have not been audited in the past ten years.

State Taxation

     We are subject to Indiana's financial institutions tax, which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

     Our state income tax returns have not been audited in the past ten years.

Item 2. Description of Property.

     The following table provides certain information with respect to the Association's offices as of June 30, 2002:

                                                          Net Book
                                                          Value of
                                                          Property,  Approximate
                             Owned or   Year    Total     Furniture     Square
Description and Address       Leased   Opened  Deposits  & Fixtures    Footage
-----------------------      -------   ------  --------  ----------  -----------
                                          (Dollars in thousands)

Main Office                   Owned     1970   $57,871      $726*      4,600
2000 Franklin Street
Michigan City, IN 46360

Rolling Prairie Branch        Owned     1995   $ 5,340      $ 90         900
101 E. Michigan Street
Rolling Prairie, IN  46371
---------------
*Includes property contiguous to the main office which the Association owns.

     We own computer and data processing equipment which we use for transaction processing, loan origination, and accounting. The net book value of our electronic data processing equipment was approximately $108,000 at June 30, 2002.

     We currently operate five automatic teller machines, with one ATM located at each of our two offices, and three located in restaurants in LaPorte County. Our ATMs participate in the Cirrus(R) and Star(R) networks.

     We have also contracted for the data processing and reporting services of Aurum Technologies, Inc. in Charlotte, North Carolina. The cost of these data processing services is approximately $12,500 per month.

     We have also executed a Correspondent Services Agreement with the Federal Home Loan Bank of Indianapolis under which we receive item processing and other services for a fee of approximately $2,000 per month.

Item 3. Legal Proceedings.

     The Association is a party to a lawsuit asserting, among other things, that the Association interfered with transactional relationships between the Indiana Housing Finance Authority (IHFA) and the Greater Michigan City Community Development Corporation (GMCCDC). Among other defendants is the Association's president, who also served as president of the GMCCDC during the period covered by the lawsuit. The Association accepted deeds in lieu of foreclosure on properties that it believed to be collateral on loans to the GMCCDC. The IHFA asserts certain rights to those properties among other claims. The total amount received by the Association on the sale of the foreclosed properties was approximately $320,000. The IHFA is suing for unspecified damages and other costs.

     The defense and other costs of litigation of the Association may be covered by insurance, but the Association's insurer is currently reviewing that determination, and there are certain exclusions in the policies which might apply to deny coverage. The Association and its president intend to vigorously defend the action. It is impossible at this time for the Association to predict the outcome of this pending litigation or its impact on the Association's operations or financial condition.

     The Company and subsidiary are also subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the security holders during the quarter ended June 30, 2002.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933. The information required by this item, including market information and data as to holders and dividends, is incorporated by reference to the material under the heading "Market Information" on page 36 of the Holding Company's 2002 Shareholder Annual Report (the "Shareholder Annual Report").

     We had no equity compensation plans in effect as of June 30, 2002.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The information required by this item is incorporated by reference to pages 4 through 13 of the Shareholder Annual Report.

Item 7. Financial Statements.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 15 through 33 of the Shareholder Annual Report are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The disclosure required by Item 8 has been previously disclosed in Form SB-2 filed September 26, 2001.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information required by this item with respect to directors and executive officers is incorporated by reference to pages 2 to 3 and page 15 of the Holding Company's Proxy Statement for its Annual Shareholder meeting to be held October 23, 2002 (the "2002 Proxy Statement").

Item 10. Executive Compensation.

     The information required by this item with respect to Directors is incorporated by reference to pages 4 and 5 of the Holding Company's 2002 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item with respect to Directors is incorporated by reference to pages 1 and 2 of the Holding Company's 2002 Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

     The information required by this item with respect to Directors is incorporated by reference to pages 7 and 8 of the Holding Company's 2002 Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

(a)  List the following documents filed as part of the report:

                                                                             Annual Report
                                                                                Page No.
     Financial Statements:
     Independent Accountants' Report ...........................................   14
     Consolidated Balance Sheets at June 30, 2002 and 2001 .....................   15
     Consolidated Statements of Income for the Years Ended June 30, 2002 and
        2001 ...................................................................   16
     Consolidated Statements of Shareholders' Equity for the Years Ended
     June 30, 2002 and 2001 ....................................................   17
     Consolidated Statements of Cash Flows for the Years Ended June 30, 2002 and
        2001 ...................................................................   18
     Notes to Consolidated Financial Statements ................................   19

(b)  Reports on Form 8-K.

     The Holding Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

     Item 14. Controls and Procedures.

     We currently have in place systems relating to internal controls and procedures with respect to our financial information. Our management periodically reviews and evaluates these internal control systems with our internal auditors and our independent accountants. We have completed such a review and evaluation in connection with the preparation of this Form 10-KSB. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         CITY SAVINGS FINANCIAL CORPORATION


Date:  September 26, 2002                   By: /s/ Thomas F. Swirski
                                            ------------------------------------
                                            Thomas F. Swirski, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of September, 2002.

     Signatures                            Title                          Date

(1)  Principal Executive Officer:                                     )
                                                                      )
     /s/ Thomas F. Swirski                                            )
     -----------------------------------                              )
     Thomas F. Swirski                     President and              )
                                           Chief Executive Officer    )
                                                                      )
                                                                      )
(2)  Principal Financial and Accounting                               )
     Officer:                                                         )
    /s/ George L. Koehm                                               )
    -----------------------------------    Treasurer                  )
     George L. Koehm                                                  )
                                                                      )
                                                                      )
(3)  The Board of Directors:                                          )
                                                                      )
                                                                      )   September 26, 2002
    /s/ Bruce W. Steinke                                              )
    -----------------------------------    Chairman of the Board      )
     Bruce W. Steinke                                                 )
                                                                      )
                                                                      )
    /s/ Richard G. Cook                                               )
    -----------------------------------    Director                   )
     Richard G. Cook                                                  )
                                                                      )
                                                                      )
    /s/ George L. Koehm                                               )
    -----------------------------------    Director                   )
     George L. Koehm                                                  )
                                                                      )
                                                                      )
    /s/ Mark T. Savinski                                              )
    -----------------------------------    Director                   )
     Mark T. Savinski                                                 )
                                                                      )
                                                                      )
    /s/ Thomas F. Swirski                                             )
    -----------------------------------    Director                   )
     Thomas F. Swirski                                                )

                                  CERTIFICATION


I, Thomas F. Swirski, certify that:

     1. I have reviewed this annual report on Form 10-KSB of City Savings Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

                                           /s/ Thomas F. Swirski
                                           -------------------------------------
                                           Thomas F. Swirski
                                           President and Chief Executive Officer


                                  CERTIFICATION


I, George L. Koehm, certify that:

     1. I have reviewed this annual report on Form 10-KSB of City Savings Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 26, 2002

                                           /s/ George L. Koehm
                                           -------------------------------------
                                           George L. Koehm
                                           Treasurer


                                  CERTIFICATION


     By signing below, each of the undersigned officers hereby certifies that, to his or her knowledge, (i) this report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of City Savings Financial Corporation.

     Signed this 26th day of September, 2002.

/s/ George L. Koehm                        /s/ Thomas F. Swirski
----------------------------------         -------------------------------------
George L. Koehm,                           Thomas F. Swirski,
Treasurer                                  President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
------------   -----------------------------------------------------------------

      3 (1) Registrant's Articles of Incorporation are incorporated by reference to to Exhibit 3(1) to the Registrant's Registration Statement on form SB-2 filed with the Commission on September 26, 2001 (the "Registration Statement").

        (2)    Registrant's Code of By-Laws is incorporated by reference to
               Exhibit 3(2) to the Registration Statement.

     10 (a) City Savings Financial Corporation Stock Option Plan is incorporated by reference to Exhibit 10(2) to the Registration Statement.

        (b) Michigan City Savings and Loan Association Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(3) to the Registration Statement.

        (c) Employment Agreement between Michigan City Savings and Loan Association and Thomas F. Swirski is incorporated by reference to
               Exhibit 10(4) to the Registration Statement.

        (d) Employment Agreement between Michigan City Savings and Loan Association and George L. Koehm is incorporated by reference to
               Exhibit 10(5) to the Registration Statement.

        (e) City Savings Financial Corporation Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(6) to the Registration Statement.

        (f) ESOP Loan Commitment and Exempt Loan and Share Purchase Agreement between Trust under City Savings Financial Corporation Employee Stock Ownership Plan and Trust Agreement and City Savings Financial Corporation is incorporated by reference to Exhibit 10(7) to the Registration Statement.

        (g) Michigan City Savings and Loan Association Deferred Director Supplemental Retirement Plan (Effective June 27, 2001) is incorporated by reference to Exhibit 10(8) to the Registration Statement.

        (h) First Amendment to the City Savings Financial Corporation Employee Stock Ownership Plan and Trust Agreement, effective July 1, 2002.

     13        2002 Annual Report

     21        Subsidiaries of the Registrant

     23        Consent of Independent Accountants

                                                                   Exhibit 10(h)

                             FIRST AMENDMENT TO THE
                       CITY SAVINGS FINANCIAL CORPORATION
                EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST AGREEMENT
                           (EFFECTIVE JANUARY 1, 2001)

     Pursuant to Section 9.1 of The City Savings Financial Corporation Employee Stock Ownership Plan and Trust Agreement (the "ESOP"), Michigan City Savings and Loan Association hereby amends the Plan, effective July 1, 2002, to provide as follows:

     1. Section 6.3 of the Plan is amended to provide, in its entirety, as follows:

     Section 1.1. Vesting. Any Participant whose employment with the Companies is terminated as set forth in Section 6.2 shall be entitled to a percentage (as determined below) of the entire balance credited to his Company Contributions Account as of the Valuation Date coincidental with or immediately following the date of termination of his employment. The percentage of his Company Contributions Account to which a terminated Participant is entitled shall be determined on the basis of his Period of Service on such date of termination of employment completed after December 31, 2000, as follows:

         Period of Service               Vested Percentage
         -------------------------       -----------------
         Less than five (5) years                 0
         Five (5) years or more                  100%

Notwithstanding anything contained herein to the contrary, a Participant's Company Contribution Account shall also become fully vested upon a change in control (as defined below) of the Holding Company or the Bank but only if the Participant is employed by the Company immediately prior to the change in control. For purposes of this Section, the term "change in control" shall mean a change in control of the Holding Company or the Bank, within the meaning of 12 C.F.R. ss. 574.4(a) (other than a change resulting from a trustee or other fiduciary holding shares of Stock under an employee benefit plan of a Company. Any portion of the terminated Participant's Company Contributions Account which is not vested shall be treated as a forfeiture; provided, however, that such forfeiture shall not be allocated to the other Plan Participants until the first
(1st) to occur of the following:

     (a) that Participant's consecutive One Year Service Breaks are at least five (5);

     (b)  that Participant's death; or

     (c) the date on which the Participant receives or is deemed to receive his Company Contribution Account;

provided, further, that if that Participant is reemployed prior to his completion of five (5) consecutive One Year Service Breaks, the forfeited amount shall be reinstated as the beginning balance of that Participant's Company Contribution Account. A Participant whose vested percentage of his Company Contributions Account is zero (0) at the date of his termination of employment shall be deemed to have received a distribution upon his termination of employment.

     In the case of any Participant whose consecutive One Year Service Breaks is at least five (5) years, that Participant's pre-break service shall count in vesting of his post-break Company Contributions Account balance only if either:

     (a) that Participant has any nonforfeitable interest in his Company Contributions Account balance at the time of his separation from service with the Companies; or

     (b) upon returning to service with a Company his consecutive One Year Service Breaks are less than five (5) or, if greater, less than his Period of Service completed prior to his first One Year Service Break.

     In the case of any Participant whose consecutive One Year Service Breaks are at least five (5) years, all service after such One Year Service Breaks shall be disregarded for the purpose of vesting the Company Contributions Account balance that accrued before such One Year Service Breaks.

     Separate sub-accounts shall be maintained for that Participant's pre-break and post-break Company Contributions Account. Both sub-accounts shall share in the earnings and losses of the Fund.

     Any Participant whose employment with the Companies is terminated because of his Total Disability shall be entitled to his entire Company Contributions Account balance and shall also be entitled to receive any Company contributions to which he is entitled pursuant to Section 4.2 for the Plan Year in which his employment is so terminated.

     2. Section 8.17 of the Plan is amended to provide, in its entirety, as follows:

     Section 1.2. Voting Rights of Participants. Each Participant (or, if applicable, his Beneficiary) shall have the right to direct the Trustee as to the manner in which voting rights of shares of Stock which are allocated to his Company Contributions Account are to be exercised with respect to any corporate matter which involves the voting of such shares with respect to the approval or disapproval of any corporate merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business, or such similar transactions which may be prescribed by the Secretary of Treasury in regulations. Each Participant (or, if applicable, his Beneficiary) shall also have the right to direct the Trustee as to the manner in which voting rights of shares of Stock which are allocated to his Company Contributions Account are to be exercised at any time the Holding Company has a class of securities that are required to be registered under Section 12 of the Securities Exchange Act of 1934 or that would be required to be so registered except for the exemption from registration provided by Section 12(g)(2)(H) of the Securities Exchange Act of 1934. In all other cases, the Committee shall be authorized to vote the Stock held by the Trustee as part of the Fund as provided in Section 7.11. Not less than thirty (30) calendar days prior to each annual or special meeting of shareholders of the Holding Company at which one (1) or more Participants are entitled to vote shares of Stock allocated to their Company Contributions Accounts under this Section 8.17, the Trustee shall cause to be prepared and delivered to each such Participant who has a Company Contributions Account as of the record date established by the Holding Company a copy of the notice of the meeting and form of proxy directing the Trustee as to how it shall vote at such meeting or at any adjournment thereof with respect to each issue. Upon receipt of such proxies, the Trustee shall vote or may grant the Committee a proxy to vote the shares of Stock in accordance with the proxies received by the Participants. To the extent permitted by applicable law, the shares of Stock for which no direction is received by the Participant (or, if applicable, his Beneficiary) shall be voted by the Committee. The Trustee shall take steps to keep a Participant's voting directions confidential and shall not provide them to the Companies.

     This First Amendment has been executed on this 13th day of March, 2002.


                                      MICHIGAN CITY SAVINGS AND LOAN
                                      ASSOCIATION

                                      By:  /s/ Thomas F. Swirski
                                           ------------------------------------
                                      Printed:  Thomas F. Swirski
                                                -------------------------------
                                      Its:   President and CEO
                                             ----------------------------------
ATTEST:

By:  /s/ Richard G. Cook
     -------------------------------
Printed:  Richard G. Cook
         ---------------------------
Its:  Secretary
      ------------------------------

                                                                      Exhibit 21


               SUBSIDIARIES OF CITY SAVINGS FINANCIAL CORPORATION


Subsidiaries of City Savings Financial Corporation

                      Name                         Jurisdiction of Incorporation
-------------------------------------------------- -----------------------------
    Michigan City Savings and Loan Association                Indiana
       City Savings Financial Services, Inc.                  Indiana

                                                                      Exhibit 23

                    Consent of Independent Public Accountants

We hereby consent to the incorporation by reference to the Registration Statement on Form S-8, File Number 333-76060, of our report dated August 9, 2002, on the consolidated financial statements of City Savings Financial Corporation, Michigan City, Indiana, which report is included in the Annual Report on Form 10-KSB of City Savings Financial Corporation for the fiscal year ended June 30l, 2002.


/s/ BKD, LLP
-------------------------
BKD, LLP

Indianapolis, Indiana
September 25, 2002