Form 10QSB
period 2002-09-30
CITY SAVINGS FINANCIAL CORP
filed 2002-11-14
CIK 1159404

1




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

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

Yes [ ]       No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 11, 2002 - 555,450 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets                               3

           Consolidated Condensed Statements of Income                         4

           Consolidated Condensed Statements of Cash Flows                     6

           Notes to Unaudited Consolidated Condensed Financial Statements      7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

Item 3.  Controls and Procedures                                              12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12
Item 2.  Changes in Securities                                                13
Item 3.  Defaults Upon Senior Securities                                      13
Item 4.  Submission of Matters to a Vote of Security Holders                  13
Item 5.  Other Information                                                    13
Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    14

OFFICER CERTIFICATIONS                                                        15

Item 1. Financial Statements

                       CITY SAVINGS FINANCIAL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                     Sept. 30,          June 30,
                                                       2002               2002
                                                    (Unaudited)
Assets
   Cash and due from banks                            $  1,382           $ 1,327
   Interest-bearing demand deposits                      2,987             1,888
                                                      --------------------------
      Cash and cash equivalents                          4,369             3,215
   Interest-bearing time deposits                          198               695
   Investment securities available for sale              8,419             6,847
   Investment securities held to maturity                  317               334
                                                      --------------------------
         Total Investment Securities                     8,736             7,181
   Loans, net of allowances for loan losses of $622
and $579                                                86,192            68,072
   Loans available for sale                                782                 0
   Premises and equipment                                  835               816
   Federal Home Loan Bank stock                            774               435
   Interest receivable                                     511               472
   Other assets                                            406               508
                                                      --------------------------
         Total assets                                 $102,803           $81,394
                                                      ==========================

Liabilities
   Deposits
      Non-interest bearing                            $  1,489           $ 1,491
      Interest bearing                                  73,371            61,720
                                                      --------------------------
         Total deposits                                 74,860            63,211
   Borrowed funds                                       15,441             6,488
   Other liabilities                                     2,058             1,498
                                                      --------------------------
         Total liabilities                              92,359            71,197
                                                      --------------------------

Commitments and Contingencies
Equity Received From Contributions to the ESOP               -                 -

Shareholders' Equity
   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450                   4,598             4,598
   Retained earnings                                     5,733             5,523
   Accumulated other comprehensive income                  113                76
                                                      --------------------------
   Total shareholders' equity                           10,444            10,197
                                                      --------------------------
         Total liabilities and shareholders' equity   $102,803           $81,394
                                                      ==========================


See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                      Three Months Ended
                                              Sept. 30, 2002     Sept. 30, 2001
-------------------------------------------------------------------------------

Interest income
   Loans receivable                                $1,313            $1,122
   Investment securities                              109                73
   Federal Home Loan Bank stock                         8                 7
   Interest-bearing deposits                           10                24
                                                 --------------------------
      Total interest income                         1,440             1,226
                                                 --------------------------

Interest expense
   Deposits                                           531               701
   Federal Home Loan Bank advances                     79                24
                                                 --------------------------
      Total interest expense                          610               725
                                                 --------------------------

Net interest income                                   830               501
   Provision for loan losses                           55                55
                                                 --------------------------
Net interest income after provisions
                                                      775               446
                                                 --------------------------

Other income
   Service charges on deposit accounts                 26                22
   Net realized gains on sales of
      available-for-sale securities                    26                 -
   Net gains on loan sales                             30                 5
   Commission income                                   29                25
   Other income                                        35                38
                                                 --------------------------
      Total other income                              146                90
                                                 --------------------------

Other expenses
   Compensation and benefits                          315               219
   Net occupancy expenses                              29                29
   Equipment expense                                   35                39
   Professional fees                                   36                12
   Advertising and promotion                           32                30
   Data processing                                     41                37
   Other expenses                                      93                61
                                                 --------------------------
      Total other expenses                            581               427
                                                 --------------------------

Income before income tax                              340               109
   Income tax expense                                 130                42
                                                 --------------------------

Net income                                         $  210            $   67
                                                 ==========================

Earnings per share - basic and diluted               0.38               N/A


See notes to consolidated condensed financial statements.


                       CITY SAVINGS FINANCIAL CORPORATION
            Consolidated Condensed Statements of Comprehensive Income
                          (Unaudited and In Thousands)
                                                                Three Months Ended
                                                         Sept. 30, 2002     Sept. 30, 2001
------------------------------------------------------------------------------------------





Net income                                                      $210              $67
Other comprehensive income, net of tax
 Unrealized gains/(losses) on securities available for sale

   Unrealized holding gains arising during the period,            37               47
   net of tax expense of $24 and $31.
                                                                ---------------------
Comprehensive income                                            $247             $114
                                                                =====================


See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
                 Consolidated Condensed Statement of Cash Flows
                          (Unaudited and In Thousands)

                                                                                          Three-months ended
                                                                                             September 30,
                                                                                           2002        2001
Operating Activities


   Net income                                                                            $    210     $    67
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                                55          55
      Depreciation                                                                             24          30
      Investment securities accretion, net                                                     (1)         (7)
      Investment securities gains                                                             (26)          -
      Loans originated for sale in the secondary market                                    (2,412)       (418)
      Proceeds from sale of loans in the secondary market                                   1,660         303
      Gains on sale of loans                                                                  (30)         (5)
      Net change in
         Interest receivable                                                                  (39)         17
         Other assets                                                                         102          98
         Other liabilities                                                                    536          72
                                                                                         --------------------
          Net cash provided by operating activities                                            79         212
                                                                                         --------------------

Investing Activities
   Net change in interest-bearing time deposits                                               497          (2)
   Purchases of securities available for sale                                              (4,308)       (663)
   Proceeds from sales of securities available for sale                                     2,062           -
   Proceeds from maturities of securities available for sale                                  763         438
   Proceeds from maturities and paydowns of securities held to maturity                        16          27
   Net changes in loans                                                                   (18,175)     (1,077)
   Purchases of premises and equipment                                                        (43)        (19)
   Purchase of FHLB stock                                                                    (339)
                                                                                         --------------------
         Net cash used by investing activities
                                                                                          (19,527)     (1,296)
                                                                                         --------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                             411       1,319
      Certificate of deposits                                                              11,238       3,776
   Proceeds from FHLB advances                                                             13,500       2,000
   Payments on FHLB advances                                                               (4,547)     (1,000)
                                                                                         --------------------
         Net cash provided by financing activities                                         20,602       6,095
                                                                                         --------------------


Net Change in Cash and Cash Equivalents                                                     1,154       5,011

Cash and Cash Equivalents, Beginning of Year                                                3,215       1,322
                                                                                         --------------------

Cash and Cash Equivalents, End of Period                                                 $  4,369     $ 6,333
                                                                                         ====================

Additional Cash Flows Information

   Interest paid                                                                         $    584     $   724
   Income tax paid                                                                             67          15

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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the three-month periods ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of the Company as of June 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, the Association and the Association's subsidiary, City Savings Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.


Note 3: Earnings Per Share

The Company had no earnings prior to December 27, 2001. Accordingly, an earnings per share computation is provided only for the quarter ended September 30, 2002. The weighted average common shares outstanding used to compute earnings per share on both a basic and diluted basis for the quarter ended September 30, 2002 was 555,450.


Note 4: Loans and Allowance

                                                                     Sept. 30,         June 30,
                                                                       2002              2002

Commercial and industrial loans not secured by real property.......  $  4,434         $   4,202
Real estate loans..................................................    54,590            53,552
Construction loans.................................................     8,183             4,751
Individuals' loans for household and other personal expenditures...   23 ,067             7,663
                                                                     --------------------------
                                                                       90,274            70,168
Unamortized deferred loan fees, net................................       (75)              (97)
Undisbursed portion of loans.......................................    (2,603)           (1,420)
Allowance for loan losses..........................................      (622)             (579)
                                                                     --------------------------
             Total Loans                                             $ 86,974         $  68,072



Allowance for loan losses
  Balances, July 1, 2002 and 2001 .................................  $    579         $     423
  Provision for losses.............................................        55                55
  Recoveries on loans..............................................         0                 0
  Loans charged off................................................       (12)              (13)
                                                                     --------------------------
  Balances, Sept. 30 2002 and 2001                                   $    622         $     465
                                                                     --------------------------


Note 5:  Nonperforming assets
                                                                     Sept. 30,         June 30,
                                                                       2002              2002

Nonperforming loans:
 Non-accrual.......................................................  $  1,062          $  1,499
 Loans more than 90 days past due and still accruing...............         0                 0
 Trouble debt restructurings.......................................       132               238
                                                                     --------------------------
                                                                        1,194             1,737
 Foreclosed assets.................................................        47                41
                                                                     --------------------------
Total nonperforming assets.........................................  $  1,241         $   1,778

Nonperforming loans to total loans.................................     1.37%             2.55%

Nonperforming assets to total assets...............................     1.21%             2.18%


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


Critical Accounting Policies

Allowance for Loan Losses. The allowance for loan losses ("ALL") is a significant estimate that can and does change based on Management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. Management reviews the adequacy of the ALL on at least a quarterly basis. This review is based on four components: specific identified risks or anticipated losses in individual loans, a percentage factor based on the type of loan and the classification assigned to the credit, growth or shrinkage in the overall portfolio and managements' analysis of overall economic conditions such as employment, bankruptcy trends, property value changes and change in delinquency levels.

Credits are evaluated individually based on degree of delinquency and/or identified risk ratings of special mention or worse. Credits with delinquency levels of less than 90 days and not subject to classification are reviewed in the aggregate. Percentage factors applied to individual credits are based on risk rating, the type of credit and estimated and estimated potential losses in the event liquidation becomes necessary. Percentage factors applied to loans reviewed in the aggregate are based solely on the type of credit. Anticipated losses on other real estate owned are recognized immediately upon recording the asset.

The ALL may also include a component based on management's assumptions of changes in risk in non-qualified areas such as market conditions, property values, employment conditions and perceived changes in overall portfolio quality due to changes in concentration, underwriting changes and both national and regional trends.

External factors such as increases in unemployment, regional softness in property values, increasing national numbers in bankruptcy, unsecured delinquency and charge-offs and internal factors such as the continuing increase in the commercial loan portfolios may result in larger losses in current economic conditions.

Changes in concentration, delinquency and portfolio are addressed through the variation in percentages used in calculating the reserve for various types of credit as well as individual review of "high risk" credits and large loans.

Foreclosed asset and real estate acquired for development. Foreclosed assets and real estate acquired for development are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood a decline in property values and could create the need to write down the properties through current operations.


Financial Condition

Total assets at September 30, 2002 were $102.8 million compared to $81.4 million at June 30, 2002, an increase of $21.4 million, or 26.3%. The increase in assets was primarily attributable to an increase in net loans of $18.9 million or 27.7% which was largely due to an increase in the consumer loan portfolio of $15.4 million and an increase in the construction loan portfolio of $3.4 million. The increase in the consumer loan portfolio was attributable to the acquisition of a pool of Home Equity Line of Credit Loans in September of 2002, with a total outstanding balance of $12.6 million and to growth of $2.6 million in the Company's portfolio of dealer originated boat loans which totaled $3.5 million at September 30, 2002. The purchased home equity loans are secured by first and second mortgages on single family residences located in the western suburbs of Chicago. The terms of the purchase agreement give the seller the option to repurchase the pool of loans with sixty days notice. The increase in the construction loan portfolio was primarily attributable to the origination of a $1.4 million loan secured by a condominium project located in New Buffalo, Michigan and the purchase of a $750,000 participation interest in a loan originated for the purpose of constructing a condominium project in La Porte, Indiana. Investment securities increased $1.6 million or 21.7%, cash and cash equivalents increased $1.2 million or 35.9%, and interest-bearing time deposits decreased $497,000.

The Company's allowance for loan losses increased $43,000 or 7.4% to $622,000 at September 30, 2002, from $579,000 at June 30, 2002. Over this same time period loans on non-accrual status decreased $437,000 or 29.2% to $1.1 million at September 30, 2002. Although management believes that its allowance for loan losses at September 30, 2002 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company's results of operations.

Total deposits increased $11.7 million or 18.5%, to $74.9 million at September 30, 2002 from $63.2 million at June 30, 2002. The increase in deposits was attributable to an $11.2 million increase in certificate of deposit balances and a $504,000 increase in demand and money market account balances partially offset by a $94,000 decrease in savings account balances. During the quarter, Management competitively priced municipal, jumbo and retail certificate of deposit rates to meet the Company's growth objectives.

Advances from the Federal Home Loan Bank increased $8.9 million to $15.4 million at September 30, 2002 from $6.5 million at June 30, 2002. The Company utilized advances to fund loan growth. The weighted average cost of Federal Home Loan Bank advances at September 30, 2002 was 3.14% with a weighted average remaining maturity of 2.4 years.

Other liabilities increased $560,000 to $2.1 million at September 30, 2002 from $1.5 million at June 30, 2002. The increase in other liabilities is primarily attributable to an increase in the Company's internal operating account for official checks.

Shareholders' equity totaled $10.4 million at September 30, 2002, an increase of $247,000 or 2.4% from $10.2 million at June 30, 2002. The increase resulted from net income for the three months ended September 30, 2002 of $210,000 and by the after-tax increase in the unrealized gain on the available-for-sale investment portfolio of $37,000.


Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

General. Net income for the three months ended September 30, 2002 was $210,000, an increase of $143,000 or 213.4% from the $67,000 reported for the period ended September 30, 2001. The increase in income in the 2002 period was primarily attributable to an increase in net interest income of $329,000 and an increase in other income of $56,000, which was partially offset by an increase in other expenses of $154,000.

Interest Income. Interest income for the three months ended September 30, 2002 increased $214,000 or 17.5% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a decrease in the average yield on interest-earning assets of 67 basis points to 6.77% for the three months ended September 30, 2002 from 7.40% for the three months ended September 30, 2001.

Interest Expense. Interest expense on deposits for the three months ended September 30, 2002 was $531,000 compared to $701,000 for the same period last year, a decrease of $170,000 or 24.3%. The decrease in interest expense was primarily the result of a period to period decrease in the average cost of deposits which more than offset an increase in average outstanding balances.
Interest expense on Federal Home Loan Bank advances totaled $79,000 for the three months ended September 30, 2002, an increase of $55,000 from the comparable period in 2001. The increase resulted primarily from an increase in the average borrowings year-to-year. The average cost of total interest-bearing liabilities for the three months ended September 30, 2002 was 3.27% compared to 4.70% for the three months ended September 30, 2001.

Net Interest Income. Net interest income of $830,000 for the three months ended September 30, 2002 reflects an increase of $329,000 or 65.7% from the same period in 2001. The increase in net interest income was primarily the result of an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.50% for the three months ended September 30, 2002 from 2.74% for the same period last year as well as growth in the Company's interest-earning assets.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $55,000 provision for losses on loans for the three months ended September 30, 2002, which was the same as the amount recorded in the 2001 period. The 2002 provision was predicated on the increase in the loan portfolio. While management believes that the allowance for loan losses is adequate at September 30, 2002, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the three months ended September 30, 2002 was $146,000 compared to $90,000 for the three months ended September 30, 2001, an increase of $56,000 or 62.2%. The increase in noninterest income was primarily the result of a $26,000 increase in net realized gains on sales of available-for-sale securities and a $25,000 increase in net gains on loan sales.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2002 was $581,000 compared to $427,000 for the three months ended September 30, 2001, an increase of $154,000 or 36.1%. Several factors contributing to the increase were a $96,000 increase in compensation expense, a $32,000 increase in other expense and a $24,000 increase in professional expenses. The increase in compensation expense was primarily attributable to an adjustment for the change in estimate for the estimated expenses related to the supplemental director retirement plan, an increase in staffing, normal salary increases and expenses related to the Company's ESOP plan.

Income Taxes. The provision for income taxes totaled $130,000 for the three months ended September 30, 2002, an increase of $88,000 or 209.5%, as compared to the same period in 2001. The effective tax rates amounted to 38.2% and 38.5% for the three months ended September 30, 2002 and 2001, respectively.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3. Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of City Savings Financial Corporation's management, including our President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on their evaluation, our President and Treasurer have concluded that City Savings Financial Corporation's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President and Treasurer have concluded that there were no significant changes in the company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to a lawsuit asserting, among other things, that the Company interfered with transactional relationships between the Indiana Housing Finance Authority (IHFA) and the Greater Michigan City Community Development Corporation (GMCCDC). Among other defendants is the Company's president, who also served as president of the GMCCDC during the period covered by the lawsuit. The Company accepted deeds in lieu of foreclosure on properties that it believed to be collateral on loans to the GMCCDC. The IHFA asserts certain rights to those properties among other claims. The total amount received by the Company on the sale of the foreclosed properties was approximately $320,000. The IHFA is suing for unspecified damages and other costs.

The defense and other costs of litigation of the Company may be covered by insurance, but the Company's insurer is currently reviewing that determination, and there are certain exclusions in the policies which might apply to deny coverage. The Company and its president intend to vigorously defend the action. It is impossible at this time for the Company to predict the outcome of this pending litigation or impact on the Company's operations or financial condition.

The Company is also subject to other claims and lawsuits which arise in the normal course of business. There were no other lawsuits pending or known to be contemplated against the Company at September 30, 2002 that would have a material effect on the Company's operations or income.

Item 2.     Changes in Securities and Use of Proceeds

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to Vote of Security Holders.

            None

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  None

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CITY SAVINGS FINANCIAL CORPORATION

Date: November 14, 2002           By: /s/ Thomas F. Swirski
                                      ------------------------------------------
                                       Thomas F. Swirski
                                       President and Chief Executive Officer


Date: November 14, 2002           By: /s/ George L. Koehm
                                      ------------------------------------------
                                       George L. Koehm
                                       Treasurer and Controller

                                 CERTIFICATION

I, Thomas F. Swirski, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of City Savings Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date ;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002


                                           /s/ Thomas F. Swirski
                                           -------------------------------------
                                           Thomas F. Swirski
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, George L. Koehm, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of City Savings Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date ;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated: November 14, 2002

                                           /s/ George L. Koehm
                                           -------------------------------------
                                           George L. Koehm
                                           Treasurer and Controller

                                  CERTIFICATION

     By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of City Savings Financial Corporation.

     Signed this 14th day of November, 2002.

/s/ Thomas F. Swirski                      /s/ George L. Koehm
-------------------------------------      -------------------------------------
Thomas F. Swirski                          George L. Koehm
President and Chief Executive Officer      Treasurer and Controller