Form 10QSB
period 2002-12-31
CITY SAVINGS FINANCIAL CORP
filed 2003-02-14
CIK 1159404

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002 OR

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

Yes [  ]                                 No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 11, 2003 - 555,450 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets                             3

             Consolidated Condensed Statements of Income                       4

             Consolidated Condensed Statements of  Comprehensive Income        5

             Consolidated Condensed Statements of Cash Flows                   6
             Notes to Unaudited Consolidated Condensed Financial Statements    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.   Controls and Procedures                                             14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15
Item 2.   Changes in Securities                                               15
Item 3.   Defaults Upon Senior Securities                                     15
Item 4.   Submission of Matters to a Vote of Security Holders                 15
Item 5.   Other Information                                                   16
Item 6.   Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

OFFICER CERTIFICATIONS                                                        18


Item 1.  Financial Statements

                                                       CITY SAVINGS FINANCIAL CORPORATION
                                                     Consolidated Condensed Balance Sheets
                                                             (Dollars in Thousands)
                                                         Dec. 31, 2002           June 30, 2002
                                                          (unaudited)
Assets
   Cash and due from banks                               $    1,501               $   1,327
   Interest-bearing demand deposits                           1,509                   1,888
                                                       ------------------------------------------
      Cash and cash equivalents                               3,010                   3,215
   Interest-bearing time deposits                                                       695
   Investment securities available for sale                  11,507                   6,847
   Investment securities held to maturity                       300                     334
                                                       ------------------------------------------
         Total Investment Securities                         11,807                   7,181
   Loans, net of allowances for loan losses of $732
        and $579                                            119,178                  68,072
   Loans available for sale                                     268                       0
   Premises and equipment                                       821                     816
   Federal Home Loan Bank stock                               1,025                     435
   Interest receivable                                          688                     472
   Other assets                                                 525                     508
                                                       ------------------------------------------
         Total assets                                    $  137,322               $  81,394
                                                       ==========================================

Liabilities
   Deposits

      Non-interest bearing                               $    2,831               $   1,491
      Interest bearing                                       98,691                  61,720
                                                       ------------------------------------------
         Total deposits                                     101,522                  63,211
   Federal funds purchased                                    3,669                      --
   Federal Home Loan Bank advances                           19,578                   6,488
   Other liabilities
                                                              1,804                   1,498
                                                       ------------------------------------------
         Total liabilities                                  126,573                  71,197
                                                       ------------------------------------------

Commitments and Contingencies
Equity Received From Contributions to the ESOP                   --                      --

Shareholders' Equity
   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450                        4,664                   4,598
   Retained earnings                                          5,942                   5,523
   Accumulated other comprehensive income                       143                      76
                                                       ------------------------------------------
   Total shareholders' equity                                10,749                  10,197
                                                       ------------------------------------------
         Total liabilities and shareholders' equity      $  137,322               $  81,394
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

                                                       CITY SAVINGS FINANCIAL CORPORATION
                                                  Consolidated Condensed Statements of Income
                                                                  (Unaudited)
                                                     (In Thousands, Except Per Share Data)

                                                Three Months Ended             Six Months Ended
                                                    December 31,                  December 31,
                                          ---------------------------------------------------------------
                                                2002          2001            2002            2001
                                          ---------------------------------------------------------------
Interest income
   Loans receivable                           $ 1,683       $ 1,125         $ 2,996         $ 2,248
   Investment securities                          134            83             243             156
   Federal Home Loan Bank stock                    12             6              20              14
   Interest-bearing deposits                       12            24              22              47
                                          ---------------------------------------------------------------
      Total interest income
                                                1,841         1,238           3,281           2,465
                                          ---------------------------------------------------------------

Interest expense
   Deposits                                       615           629           1,146           1,330
   Borrowed funds
                                                  132            42             211              67
                                          ---------------------------------------------------------------
      Total interest expense                      747           671           1,357           1,397
                                          ---------------------------------------------------------------

Net interest income                             1,094           567           1,924           1,068
   Provision for loan losses                      126           112             181             167
                                          ---------------------------------------------------------------
Net interest income after provisions              968           455           1,743             901
                                          ---------------------------------------------------------------

Other income
   Service charges on deposit accounts             30            25              56              47
   Net realized gains on sales of
        available-for-sale securities              44            30              70              30
   Net gains on loan sales                        121            55             151              60
   Commission income                               35            26              64              50
   Other income                                    60            43              95              82
                                          ---------------------------------------------------------------
      Total other income                          290           179             436             269
                                          ---------------------------------------------------------------

Other expenses
   Compensation and benefits                      388           208             703             417
   Net occupancy expenses                          29            24              58              53
   Equipment expense                               48            45              83              83
   Professional fees                               45            12              81              24
   Advertising and promotion                       44            24              76              50
   Data processing                                 47            41              88              78
   Other expenses                                 133           112             226             187
                                          ---------------------------------------------------------------
      Total other expenses                        734           466           1,315             892
                                          ---------------------------------------------------------------

Income before income tax                          524           169             864             278
   Income tax expense                             205            65             335             107
                                          ---------------------------------------------------------------

Net income                                    $   319        $  104         $   529         $   171
                                          ===============================================================

Earnings per share - basic                       0.62          N/A             1.04            N/A
Earnings per share - diluted                     0.62          N/A             1.03            N/A
Dividends per share                              0.20          N/A             0.20            N/A


  See notes to consolidated condensed financial statements.


                                                       CITY SAVINGS FINANCIAL CORPORATION
                                           Consolidated Condensed Statements of Comprehensive Income
                                                          (Unaudited and In Thousands)

                                                                         Three Months Ended          Six Months Ended
                                                                            December 31,                December 31,
                                                                    --------------- ------------ -------------- ------------
                                                                         2002          2001          2002          2001
                                                                    --------------- ------------ -------------- ------------
Net income                                                              $ 319         $ 104         $ 529         $ 171
Other comprehensive income, net of tax
   Unrealized gains/(losses) on securities available for sale
      Unrealized holding gains arising during the period,                  30           (67)           67           (20)
      net of tax expense (benefit) of $20, ($27), $44 and ($13).
                                                                    --------------- ------------ -------------- ------------
Comprehensive income                                                    $ 349         $  37         $ 596         $ 151
                                                                    =============== ============ ============== ============


See notes to consolidated condensed financial statements.


                                                       CITY SAVINGS FINANCIAL CORPORATION
                                                 Consolidated Condensed Statement of Cash Flows
                                                         (Unaudited and In Thousands)

                                                                 Six-months ended Dec. 31,
                                                                    2002         2001
Operating Activities

   Net income                                                     $   529       $   171
   Adjustments to reconcile net income to net cash
       provided by operating activities
      Provision for loan losses                                       181           167
      Depreciation                                                     58            60
      Investment securities accretion, net                             (3)           (7)
      Investment securities gains                                     (70)          (30)
      Loans originated for sale in the secondary market            (8,222)       (3,442)
      Proceeds from sale of loans in the secondary market           8,105         3,045
      Gains on sale of loans                                         (151)          (60)
      Net change in
         Interest receivable                                         (216)            3
         Other assets                                                 (17)          143
         Other liabilities                                            261           963
                                                                  ------------------------
          Net cash provided by operating activities                   455         1,013
                                                                  ------------------------

Investing Activities

   Net change in interest-bearing time deposits                       695            (2)
   Purchases of securities available for sale                      (8,755)       (4,538)
   Proceeds from sales of securities available for sale             3,118           693
   Proceeds from maturities of securities available for sale        1,163           857
   Proceeds from maturities and paydowns of
        securities held to maturity                                    33            50
   Net changes in loans                                           (51,287)       (3,072)
   Purchases of premises and equipment                                (63)          (35)
   Purchase of FHLB stock                                            (590)           --
                                                                  ------------------------
         Net cash used by investing activities                    (55,686)       (6,047)
                                                                  ------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                     977         1,821
      Certificate of deposits                                      37,334        (4,032)
      Federal funds purchased                                       3,669            --
   Proceeds from FHLB advances                                     17,700         4,600
   Payments on FHLB advances                                       (4,610)       (2,600)
   Net proceeds from stock conversion                                  --         4,606
   Refundable conversion proceeds                                      --         7,320
   Payment on notes payable to subsidiary                             (44)           --
                                                                  ------------------------
         Net cash provided by financing activities                 55,026        11,715
                                                                  ------------------------

Net Change in Cash and Cash Equivalents                              (205)        6,681

Cash and Cash Equivalents, Beginning of Year                        3,215         1,223
                                                                  ------------------------
Cash and Cash Equivalents, End of Period                          $ 3,010       $ 7,904
                                                                  ========================
Additional Cash Flows Information

   Interest paid                                                  $ 1,071       $ 1,357

   Income tax paid                                                    198            75


See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
         Notes to Unaudited Consolidated Condensed Financial Statements


City Savings Financial Corporation (the "Company") is an Indiana company that was formed on September 20, 2001 for the purpose of owning all of the capital stock of the Michigan City Savings and Loan Association (the "Bank") following the completion of the Association's mutual-to-stock conversion. The Company offered for sale 555,450 shares of its outstanding common stock in a public offering to eligible depositors at $10.00 per share, which was completed on December 27, 2001. Prior to that date, the Company had no assets or liabilities.

The activities of the Company are primarily limited to holding the stock of the Bank. Effective December 1, 2002, the name of the Bank was changed to City Savings Bank to bring the Bank's image and brand under the holding company's name and to eliminate any suggestion created by the Bank's current name that its operations are conducted only in Michigan City, Indiana. The Bank conducts business from two full-service offices located in LaPorte County, with the main office located in Michigan City. Through these offices, the Bank attracts deposits from the general public and originates loans for consumer, residential and commercial purposes. The Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

The Bank also owns one subsidiary, City Savings Financial Services, Inc., which provides insurance products, including property, casualty, life and health insurance and fixed annuities. City Savings Financial Services, Inc. operates out of the Bank's main office and conducts business under the name "Whybrew Insurance Agency". At December 31, 2002, the Company was in final negotiations with a locally based insurance agency with the intent of selling the personal and commercial lines of business of the insurance agency.

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-KSB for the year ended June 30, 2002 filed with the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2002, are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of the Company as of June 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank and the Bank's subsidiary, City Savings Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

The Company had no earnings prior to December 27, 2001. Accordingly, an earnings per share computation is provided only for the three and six months ended December 31, 2002.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six month periods ended December 31, 2002, the weighted average number of common shares used to compute basic earnings per share was 511,062 and 511,038, respectively.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options. For the three and six month periods ended December 31, 2002, the weighted average number of common shares used to compute diluted earnings per share was 512,082 and 511,232, respectively.

Shares held by the ESOP are not considered in the weighted average number of shares outstanding until such shares are released for allocation to an ESOP participant's individual account.

Note 4:  Loans and Allowance

                                                                   Dec. 31,     June 30,
                                                                     2002         2002

Commercial and industrial loans not secured by real property...... $  6,864     $   4,202
Real estate loans.................................................   84,171        53,552
Construction loans................................................    7,359         4,751
Individuals' loans for household and other personal expenditures..   23,804         7,663
                                                                  ------------------------
                                                                    122,198        70,168
Unamortized deferred loan fees, net...............................      (75)          (97)
Undisbursed portion of loans......................................   (1,945)       (1,420)
Allowance for loan losses.........................................     (732)         (579)
                                                                  ------------------------

             Total Loans                                           $119,448     $  68,072
                                                                  ------------------------



                                                                     Six Months Ended
                                                                   Dec. 31,     Dec. 31,
                                                                    2002          2001
Allowance for loan losses
  Balances, July 1, 2002 and 2001 ................................ $    579     $     423
  Provision for losses............................................      181           167
  Recoveries on loans.............................................        0             0
  Loans charged off...............................................      (28)          (12)
                                                                  ------------------------


  Balances, December. 31 2002 and 2001                             $    732     $     578
                                                                   -----------------------

Note 5:  Nonperforming assets

                                                                   Dec. 31,      June 30,
                                                                    2002           2002

Nonperforming loans:
 Non-accrual...................................................... $  1,034     $   1,499
 Loans more than 90 days past due and still accruing..............        0             0
 Trouble debt restructurings......................................      126           238
                                                                  -----------------------
                                                                      1,160         1,737
 Foreclosed assets................................................      124            41
                                                                  -----------------------
Total nonperforming assets........................................ $  1,284     $   1,778
                                                                  -----------------------

Nonperforming loans to total loans................................    0.97%         2.55%

Nonperforming assets to total assets..............................    0.94%         2.18%



Note 6:  Past Due Loans

  Balances at:                                 December 31, 2002           June 30, 2002
                                               ------------------          -------------
                                              30-89        90 Days       30-89      90 Days
                                               Days       and Over        Days      and Over
Commercial and industrial loans
     not secured by real property......       $   38       $    36       $    --    $    55
Real estate loans.......................       3,080           843         1,798      1,249
Construction loans.....................           45            --            --         --
Individuals' loans for household
    and other personal expenditures...           538            54           240        133
                                              ----------------------------------------------

 Total                                        $ 3,701      $   933       $ 2,038    $ 1,437
                                              -----------------------------------------------

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

Financial Condition

Total assets at December 31, 2002 were $137.3 million compared to $81.4 million at June 30, 2002, an increase of $55.9 million, or 68.7%. The increase in assets was primarily attributable to an increase in net loans of $51.1 million or 75.1%.

Real estate loans. Real estate loans increased $30.6 million from June 30, 2002 to $84.2 million at December 31, 2002. The increase in real estate loans was attributable to a $26.5 million increase in single family mortgage loans. In September of 2002, the Company entered into mortgage loan repurchase agreements with several well established mortgage companies. Through these agreements, the Company buys conventional single family mortgage loans from the mortgage companies at par and subsequently resells the loan to the participant for transfer to an end investor. During the holding period, which typically lasts thirty days, the Company earns a prime based return and fee income. The Company had $26.6 million in loans outstanding purchased under agreements to resell at December 31, 2002. Management attributes the volume to a high level of refinancing activity. The increase in real estate loans was also attributable to a $4.0 million increase in commercial nonresidential loans.

Consumer loans. Consumer loans increased $16.1 million from June 30, 2002 to $23.8 million at December 31, 2002. The increase in consumer loans was attributable to the acquisition of a pool of Home Equity Line of Credit Loans in September of 2002, with an outstanding balance of $12.6 million. The purchased home equity loans are secured by first and second mortgages on single family residences located in the western suburbs of Chicago. The terms of the purchase agreement give the seller the option to repurchase the pool of loans with sixty days notice. The outstanding balance of the pool of home equity loans at December 31, 2002 was $10.7 million. The increase in consumer loans was also attributable to growth in the Company's portfolio of dealer originated boat loans of $4.8 million which totaled $5.7 million at December 31, 2002.

Commercial Loans. Commercial non-mortgage loans increased $2.7 million from June 30, 2002 to $6.9 million at December 31, 2002. In May of 2002, the Company hired an experienced commercial loan officer for the purpose of growing the Company's commercial loan portfolio.

Construction Loans. Construction loans increased $2.6 million from June 30, 2002 to $7.4 million. The increase in the construction loan portfolio was primarily attributable to the origination of a $1.4 million loan secured by a condominium project located in New Buffalo, Michigan and the purchase of a $750,000 participation interest in a loan originated for the purpose of constructing a condominium project in La Porte, Indiana.

Other factors contributing to the increase in total assets was a $4.7 million increase in investments available for sale and a $590,000 increase in Federal Home Loan Bank stock.

The Company's allowance for loan losses increased $154,000 or 26.6% to $732,000 at December 31, 2002, from $579,000 at June 30, 2002. Over this same time period loans on non-accrual status decreased $465,000 or 31.0% to $1.0 million at December 31, 2002. Although management believes that its allowance for loan losses at December 31, 2002 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company's results of operations.

Total deposits increased $38.3 million or 60.6%, to $101.5 million at December 31, 2002 from $63.2 million at June 30, 2002. The increase in deposits was attributable to a $37.3 million increase in certificate of deposit balances, a $452,000 increase in savings account balances and a $528,000 increase demand and money market account balances. During the six months ended December 31, 2002, Management competitively priced municipal, jumbo and retail certificate of deposit rates to meet the Company's growth objectives.

Advances from the Federal Home Loan Bank increased $13.1 million to $19.6 million at December 31, 2002 from $6.5 million at June 30, 2002. The Company utilized advances to fund loan growth. The weighted average cost of Federal Home Loan Bank advances at December 31, 2002 was 2.75% with a weighted average remaining maturity of 1.9 years.

Other liabilities increased $306,000 to $1.8 million at December 31, 2002 from $1.5 million at June 30, 2002. The increase in other liabilities is primarily attributable to an increase in accounts payable related to the purchase of a municipal security that settles in January of 2003 and dividends declared but net yet paid.

Shareholders' equity totaled $10.7 million at December 31, 2002, an increase of $552,000 or 5.4% from $10.2 million at June 30, 2002. The increase resulted from net income for the six months ended December 31, 2002 of $529,000, the after-tax increase in the unrealized gain on the available-for-sale investment portfolio of $67,000, a $67,000 increase related to the allocation of ESOP shares less $111,000 in common stock dividends declared.

Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001

General. Net income for the three months ended December 31, 2002 was $319,000, an increase of $215,000 or 206.7% from the $104,000 reported for the period ended December 31, 2001. The increase in income was primarily attributable to an increase in net interest income of $527,000 and an increase in other income of $111,000, which was partially offset by an increase in other expenses of $268,000.

Interest Income. Interest income for the three months ended December 31, 2002 increased $603,000 or 48.7% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a decrease in the average yield on interest-earning assets of 83 basis points to 6.32% for the three months ended December 31, 2002 from 7.15% for the three months ended December 31, 2001.

Interest Expense. Interest expense on deposits for the three months ended December 31, 2002 was $615,000 compared to $629,000 for the same period last year, a decrease of $14,000 or 2.2%. The decrease in interest expense was primarily the result of a period to period decrease in the average cost of deposits which more than offset an increase in average outstanding balances. Interest expense on borrowed funds totaled $132,000 for the three months ended December 31, 2002, an increase of $90,000 from the comparable period in 2001. The increase resulted primarily from an increase in the average borrowings period-to-period. The average cost of total interest-bearing liabilities for the three months ended December 31, 2002 was 2.79% compared to 4.30% for the three months ended December 31, 2001.

Net Interest Income. Net interest income of $1.1 million for the three months ended December 31, 2002 reflects an increase of $527,000 or 92.9% from the same period in 2001. The increase in net interest income was primarily the result of an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.53% for the three months ended December 31, 2002 from 2.85% for the same period last year as well as growth in the Company's interest-earning assets.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $126,000 provision for losses on loans for the three months ended December 31, 2002, as compared to $112,000 in the 2001 period. While management believes that the allowance for loan losses is adequate at December 31, 2002, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the three months ended December 31, 2002 was $290,000 compared to $179,000 for the three months ended December 31, 2001, an increase of $111,000 or 62.0%. The increase in noninterest income was primarily the result of a $66,000 increase in net gains on loan sales, a $17,000 increase in other income and a $14,000 increase in net realized gains on sales of available-for-sale securities.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2002 was $734,000 compared to $466,000 for the three months ended December 31, 2001, an increase of $268,000 or 57.5%. Several factors contributing to the increase were a $180,000 increase in compensation expense, a $21,000 increase in other expense, a $33,000 increase in professional expenses and a $20,000 increase in advertising and promotion expense. The increase in compensation expense was primarily attributable to an adjustment for the change in estimate for the estimated expenses related to the supplemental director retirement plan, an increase in staffing, normal salary increases and expenses related to the Company's ESOP and RRP plans.

Income Taxes. The provision for income taxes totaled $205,000 for the three months ended December 31, 2002, an increase of $140,000 or 215.4%, as compared to the same period in 2001. The effective tax rates amounted to 39.1% and 38.5% for the three months ended December 31, 2002 and 2001, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2002 and 2001

General. Net income for the six months ended December 31, 2002 was $529,000, an increase of $358,000 or 209.4% from the $171,000 reported for the period ended December 31, 2001. The increase in income was primarily attributable to an increase in net interest income of $856,000 and an increase in other income of $167,000, which was partially offset by an increase in other expenses of $423,000.

Interest Income. Interest income for the six months ended December 31, 2002 increased $816,000 or 33.1% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a decrease in the average yield on interest-earning assets of 83 basis points to 6.47% for the six months ended December 31, 2002 from 7.30% for the six months ended December 31, 2001.

Interest Expense. Interest expense on deposits for the six months ended December 31, 2002 was $1.1 million compared to $1.3 million for the same period last year, a decrease of $200,000 or 15.4%. The decrease in interest expense was primarily the result of a period to period decrease in the average cost of deposits which more than offset an increase in average outstanding balances. Interest expense on borrowed funds totaled $211,000 for the six months ended December 31, 2002, an increase of $144,000 from the comparable period in 2001. The increase resulted primarily from an increase in the average borrowings year-to-year. The average cost of total interest-bearing liabilities for the six months ended December 31, 2002 was 2.94% compared to 4.50% for the six months ended December 31, 2001.

Net Interest Income. Net interest income of $1.9 million for the six months ended December 31, 2002 reflects an increase of $856,000 or 80.2% from the same period in 2001. The increase in net interest income was primarily the result of an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.53% for the six months ended December 31, 2002 from 2.79% for the same period last year as well as growth in the Company's interest-earning assets.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $181,000 provision for losses on loans for the six months ended December 31, 2002, as compared to $167,000 in the 2001 period. While management believes that the allowance for loan losses is adequate at December 31, 2002, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the six months ended December 31, 2002 was $436,000 compared to $269,000 for the six months ended December 31, 2001, an increase of $167,000 or 62.1%. The increase in noninterest income was primarily the result of a $91,000 increase in net gains on loan sales and a $40,000 increase in net realized gains on sales of available-for-sale securities.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2002 was $1.3 million compared to $892,000 for the six months ended December 31, 2001, an increase of $423,000 or 47.4%. Several factors contributing to the increase were a $286,000 increase in compensation expense, a $39,000 increase in other expense, a $57,000 increase in professional expenses and a $26,000 increase in advertising and promotion expense. The increase in compensation expense was primarily attributable to an adjustment for the change in estimate for the estimated expenses related to the supplemental director retirement plan, an increase in staffing, normal salary increases and expenses related to the Company's ESOP and RRP plans.

Income Taxes. The provision for income taxes totaled $335,000 for the six months ended December 31, 2002, an increase of $228,000 or 213.1%, as compared to the same period in 2001. The effective tax rates amounted to 38.8% and 38.5% for the six months ended December 31, 2002 and 2001, respectively.

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

The Company is also subject to other claims and lawsuits which arise in the normal course of business. There were no other lawsuits pending or known to be contemplated against the Company at December 31, 2002 that would have a material effect on the Company's operations or income.

Item 2.     Changes in Securities and Use of Proceeds

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to Vote of Security Holders.

          On  October  23,   2002  the   Company  had  its  annual   meeting  of
     shareholders. Stockholders voted on the following proposals:

Proposal One - Election of Directors

                               Term            For            Withheld
Bruce W. Steinke             One Year        492,153           5,529
Thomas F. Swirski            One Year        491,653           6,029
George L. Koehm              Two Years       492,153           5,529
Mark T Savinski              Two Years       492,153           5,529
Richard G. Cook              Three Years     486,486          11,196

Proposal Two - Stock option Plan

                                                           Broker
         For          Against          Abstain            Non-Vote
       331,332        39,177           22,129              105,044


Proposal Three - Recognition and Retention Plan

                                                           Broker
        For           Against          Abstain            Non-Vote
      312,065         58,644            21,929             105,044


Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  None

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CITY SAVINGS FINANCIAL CORPORATION

Date:         February 14, 2003        By: /s/ Thomas F. Swirski
                                          -----------------------------------
                                          Thomas F. Swirski
                                          President and Chief Executive Officer

Date:         February 14, 2003        By: /s/ George L. Koehm
                                          -----------------------------------
                                          George L. Koehm
                                          Treasurer and Controller

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

Date: February 14, 2003


                                       /s/ Thomas F. Swirski
                                       ----------------------
                                       Thomas F. Swirski
                                       President and Chief Executive Officer

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

Dated: February 14, 2003

                                       /s/ George L. Koehm
                                       -----------------------------------
                                       George L. Koehm
                                       Treasurer and Controller

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

         Signed this 14th day of February, 2003.

 /s/ Thomas F. Swirski                       /s/ George L. Koehm
--------------------------------------       -----------------------------------
Thomas F. Swirski                            George L. Koehm
President and Chief Executive Officer        Treasurer and Controller