Form 10QSB
period 2003-03-31
CITY SAVINGS FINANCIAL CORP
filed 2003-05-15
CIK 1159404

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

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

Yes [  ]     No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 8, 2003 - 555,450 common shares


Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

             Consolidated Condensed Balance Sheets                             3

             Consolidated Condensed Statements of Income                       4

             Consolidated Condensed Statements of  Comprehensive Income        5

             Consolidated Condensed Statements of Cash Flows                   6

             Notes to Unaudited Consolidated Condensed Financial Statements    7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12


Item 3.    Controls and Procedures                                            17


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  18
Item 2.    Changes in Securities                                              18
Item 3.    Defaults Upon Senior Securities                                    18
Item 4.    Submission of Matters to a Vote of Security Holders                18
Item 5.    Other Information                                                  18
Item 6.    Exhibits and Reports on Form 8-K                                   19

SIGNATURES                                                                    20

OFFICER CERTIFICATIONS                                                        21

Exhibit 99.1. Certification                                                   23

Item 1. Financial Statements

                                  CITY SAVINGS FINANCIAL CORPORATION
                                Consolidated Condensed Balance Sheets
                                       (Dollars in Thousands)

                                                                     March 31, 2003   June 30, 2002
                                                                       (Unaudited)
Assets
   Cash and due from banks                                              $  1,344        $  1,327
   Interest-bearing demand deposits                                        5,433           1,888
                                                                     ------------------------------
      Cash and cash equivalents                                            6,777           3,215
   Interest-bearing time deposits                                            199             695
   Investment securities available for sale                               12,124           6,847
   Investment securities held to maturity                                    260             334
                                                                     ------------------------------
         Total Investment Securities                                      12,384           7,181
   Loans, net of allowances for loan losses of $922 and $579             117,315          68,072
   Loans available for sale                                                1,257               0
   Premises and equipment                                                    798             816
   Federal Home Loan Bank stock                                            1,025             435
   Interest receivable                                                       655             472
   Other assets                                                              473             508
                                                                     ------------------------------
         Total assets                                                   $140,883         $81,394
                                                                     ==============================

Liabilities
   Deposits
      Non-interest bearing                                              $  4,812        $  1,491
      Interest bearing                                                   106,475          61,720
                                                                     ------------------------------
         Total deposits                                                  111,287          63,211
   Federal Home Loan Bank advances                                        15,878           6,488
   Other liabilities                                                       3,027           1,498
                                                                     ------------------------------
         Total liabilities                                               130,192          71,197
                                                                     ------------------------------

Commitments and Contingencies
Equity Received From Contributions to the ESOP                                 -               -

Shareholders' Equity
   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450                                     4,664           4,598
   Retained earnings                                                       6,343           5,523
   Unearned common stock acquired by RRP - 22,218 shares                    (367)              -
   Accumulated other comprehensive income                                     51              76
                                                                     ------------------------------
   Total shareholders' equity                                             10,691          10,197
                                                                     ------------------------------
         Total liabilities and shareholders' equity                     $140,883        $ 81,394
                                                                     ==============================


See notes to consolidated condensed financial statements.

                                         CITY SAVINGS FINANCIAL CORPORATION
                                    Consolidated Condensed Statements of Income
                                                    (Unaudited)
                                       (In Thousands, Except Per Share Data)


                                                               Three Months Ended        Nine Months Ended
                                                                     March 31,               March 31,
                                                             ------------------------------------------------
                                                                 2003        2002        2003        2002
                                                             ------------------------------------------------
Interest income
   Loans receivable                                             $1,693      $1,124      $4,689      $3,373
   Investment securities                                           138         118         381         274
   Federal Home Loan Bank stock                                     13           6          33          19
   Interest-bearing deposits                                        17          16          39          63
                                                             ------------------------------------------------
      Total interest income                                      1,861       1,264       5,142       3,729
                                                             ------------------------------------------------

Interest expense
   Deposits                                                        644         526       1,790       1,856
   Borrowed funds                                                  129          47         340         114
                                                             ------------------------------------------------
      Total interest expense                                       773         573       2,130       1,970
                                                             ------------------------------------------------

Net interest income                                              1,088         691       3,012       1,759
   Provision for loan losses                                       198          46         379         213
                                                             ------------------------------------------------
Net interest income after provisions                               890         645       2,633       1,546
                                                             ------------------------------------------------

Other income
   Service charges on deposit accounts                              32          24          88          71
   Net realized gains on sales of available-for-sale securities    107           -         177          30
   Net gains on loan sales                                         118          29         269          89
   Net gain on the sale of insurance agency                        110           -         110           -
   Commission income                                                 8          17          72          67
   Other income                                                     74          27         169         109
                                                             ------------------------------------------------
      Total other income                                           449          97         885         366
                                                             ------------------------------------------------

Other expenses
   Compensation and benefits                                       379         235       1,082         651
   Net occupancy expenses                                           35          29          93          82
   Equipment expense                                                42          43         124         127
   Professional fees                                                35          23         116          47
   Advertising and promotion                                        30          40         107          97
   Data processing                                                  48          41         136         119
   Other expenses                                                  112         113         338         293
                                                             ------------------------------------------------
      Total other expenses                                         681         524       1,996       1,416
                                                             ------------------------------------------------

Income before income tax                                           658         218       1,522         496
   Income tax expense                                              257          84         592         191
                                                             ------------------------------------------------

Net income                                                      $  401      $  134      $  930      $  305
                                                             ================================================

Earnings per share - basic                                        0.81        0.26        1.84         N/A
Earnings per share - diluted                                      0.80        0.26        1.83         N/A
Dividends per share                                                N/A         N/A        0.20         N/A


See notes to consolidated condensed financial statements.

                                         CITY SAVINGS FINANCIAL CORPORATION
                              Consolidated Condensed Statements of Comprehensive Income
                                             (Unaudited and In Thousands)



                                                               Three Months Ended        Nine Months Ended
                                                                     March 31,               March 31,
                                                             ------------------------------------------------
                                                                 2003        2002        2003        2002
                                                             ------------------------------------------------


Net income                                                      $ 401       $ 134       $ 930        $ 305
Other comprehensive income, net of tax
   Unrealized losses on securities available for sale
      Unrealized holding losses arising during the period,
      net of tax benefit of ($61), ($20), ($16) and ($33)         (93)        (31)        (25)         (51)
                                                             ------------------------------------------------
Comprehensive income                                            $ 308       $ 103       $ 905       $  254
                                                             ================================================


See notes to consolidated condensed financial statements.

                                     CITY SAVINGS FINANCIAL CORPORATION
                               Consolidated Condensed Statement of Cash Flows
                                       (Unaudited and In Thousands)


                                                                                  Nine months ended March 31,
                                                                                     2003            2002
Operating Activities
   Net income                                                                      $    930        $    305
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                         379             213
      Depreciation                                                                       90              92
      Investment securities accretion, net                                                8              (8)
      Investment securities gains                                                      (177)            (30)
      Loans originated for sale in the secondary market                             (15,797)         (5,101)
      Proceeds from sale of loans in the secondary market                            14,809           5,095
      Gains on sale of loans                                                           (269)            (89)
      Net change in
         Interest receivable                                                           (183)            (19)
         Other assets                                                                    35             120
         Other liabilities                                                            1,657           1,287
                                                                                   ------------------------
          Net cash provided by operating activities                                   1,482           1,865
                                                                                   ------------------------

Investing Activities
   Net change in interest-bearing time deposits                                         496               -
   Purchases of securities available for sale                                       (13,252)         (5,295)
   Proceeds from sales of securities available for sale                               6,335             693
   Proceeds from maturities of securities available for sale                          1,768             857
   Proceeds from maturities and paydowns of securities held to maturity                  73              79
   Net changes in loans                                                             (49,622)         (7,074)
   Purchases of premises and equipment                                                  (72)            (59)
   Purchase of FHLB stock                                                              (590)              -
                                                                                   ------------------------
         Net cash used by investing activities                                      (54,864)        (10,799)
                                                                                   ------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                     5,639           2,387
      Certificate of deposits                                                        42,437           1,780
   Proceeds from FHLB advances                                                       18,200           5,600
   Payments on FHLB advances                                                         (8,810)         (3,600)
   Net proceeds from stock conversion                                                     -           4,598
   Common stock acquired by RRP                                                        (367)
   Dividends on common stock                                                           (111)
   Other financing activities                                                           (44)              -
                                                                                   ------------------------
         Net cash provided by financing activities                                   56,944          10,765
                                                                                   ------------------------

Net Change in Cash and Cash Equivalents                                               3,562           1,831

Cash and Cash Equivalents, Beginning of Year                                          3,215           2,015
                                                                                   ------------------------

Cash and Cash Equivalents, End of Period                                           $  6,777        $  3,846
                                                                                   ========================
Additional Cash Flows Information
   Interest paid                                                                   $  1,532        $  1,802
   Income tax paid                                                                      287             122


See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                      Condensed Financial Statements (Table
                     dollar amounts in thousands except per
                              share and share data)

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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-KSB for the year ended June 30, 2002 filed with the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the unaudited consolidated condensed financial statements have been included. The results of operations for the three-month and nine-month periods ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire year.

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

Note 3: Stock Options

The Company has a stock option plan for up to 55,545 shares of common stock under which it may grant options that vest over five years to selected employees. The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant. An option's maximum term is 10 years.

A summary of the status of the plan at March 31, 2003, and changes during the period then ended is presented below:

                                                                  Weighted-
                                                                   Average
                                                Shares          Exercise Price
                                              ----------------------------------

Outstanding, June 30, 2002                         ---                 ---

Granted                                         46,770              $15.39
Exercised                                          ---
Forfeited                                          ---
Expired                                            ---
                                                ------

Outstanding, March 31, 2003                     46,770               15.39
                                                ======
Options exercisable, March 31, 2003                ---                 ---
                                                ======


The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

   Dividend yields                                                        1.36%
   Volatility factors of expected market price of common stock            6.40%
   Risk-free interest rates                                               3.96%
   Expected life of options                                             10 years

   Weighted-average fair value of options granted during the year         $3.19


The following table summarizes information about stock options under the plan outstanding at March 31, 2003:




                                        Options
                                      Outstanding                                     Options Exercisable
                                    Weighted-Average
Range of Exercise      Number          Remaining           Weighted-Average        Number        Weighted-Average
      Prices        Outstanding     Contractual Life        Exercise Price       Exercisable      Exercise Price
-----------------------------------------------------------------------------------------------------------------

 $14.00 to $17.20     46,770            10 years                 $15.39              ---                ---


The plan was adopted at the Company's annual meeting of Shareholders on October 23, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                             Three Months Ended
                                                               March 31, 2003
                                                             ------------------

Net income, as reported                                            $401
Less:  Total stock-based employee compensation cost
   determined under the fair value based method, net of
   income taxes                                                      16
                                                                 --------

Pro forma net income                                               $385
                                                                 ========

Earnings per share:
   Basic - as reported                                            $0.81
   Basic - pro forma                                              $0.78
   Diluted - as reported                                          $0.80
   Diluted - pro forma                                            $0.77



                                                             Nine Months Ended
                                                               March 31, 2003
                                                             ------------------

Net income, as reported                                            $930
Less:  Total stock-based employee compensation cost
   determined under the fair value based method, net of
   income taxes                                                      48
                                                                 --------

Pro forma net income                                               $882
                                                                 ========

Earnings per share:
   Basic - as reported                                            $1.84
   Basic - pro forma                                              $1.74
   Diluted - as reported                                          $1.83
   Diluted - pro forma                                            $1.74


Note 4: Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123,
Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed state statement is not known.


Note 5: Earnings Per Share

The Company had no earnings prior to December 27, 2001. Accordingly, an earnings per share computation is provided only for the three and nine months ended March 31, 2003 and the three months ended March 31, 2002.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding less shares held by the Company's Employee Stock Ownership Plan and Trust (the "ESOP") that are unallocated and not committed to be released and less shares held by the Company's Recognition and Retention Plan and Trust (the "RRP"). For the three and nine month periods ended March 31, 2003, the weighted average number of common shares used to compute basic earnings per share was 496,116 and 506,137, respectively. For the three months ended March 31, 2002, the weighted average number of common shares used to compute basic earnings per share was 511,014.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options. For the three and nine month periods ended March 31, 2003, the weighted average number of common shares used to compute diluted earnings per share was 500,417 and 507,213, respectively. For the three months March 31, 2002, the weighted average number of common shares used to compute diluted earnings per share was 511,014.

Options to purchase 19,000 shares of common stock with a weighted average exercise price of $17.20 per share were outstanding March 31, 2003, but were not included in the computation of earnings per share because the options' exercise price was greater than the market price of common shares.



Note 6: Loans and Allowance

                                                                   March 31,             June 30,
                                                                     2003                  2002
                                                                  ----------            ---------

Commercial and industrial loans not secured by real property       $ 10,616              $  4,202
Residential real estate loans                                        57,852                42,478
Commercial real estate loans                                         20,375                11,074
Construction loans                                                    8,646                 4,751
Individuals' loans for household and other personal expenditures     25,012                 7,663
                                                                   ------------------------------
                                                                    122,501                70,168
Unamortized deferred loan fees, net                                     (94)                  (97)
Undisbursed portion of loans                                         (2,913)               (1,420)
Allowance for loan losses                                              (922)                 (579)
                                                                   ------------------------------
     Total Loans (including loans available for sale)              $118,572              $ 68,072
                                                                   ------------------------------



                                                                          Nine Months Ended
                                                                   March 31,             March 31,
                                                                     2003                  2002
                                                                  ----------            ---------
Allowance for loan losses
  Balances, July 1, 2002 and 2002                                 $     579             $     423
  Provision for losses                                                  379                   213
  Recoveries on loans                                                     0                     0
  Loans charged off                                                     (36)                  (95)
                                                                   ------------------------------
  Balances, March  31 2003 and 2002                                $    922             $     541
                                                                   ------------------------------


Note 7:  Nonperforming assets

                                                                   March 31,             June 30,
                                                                     2003                 2002
                                                                  ----------            ---------
Nonperforming loans:
  Non-accrual                                                      $  2,140              $  1,499
  Loans more than 90 days past due and still accruing                     0                     0
  Trouble debt restructurings                                           125                   238
                                                                   ------------------------------
                                                                      2,265                 1,737
  Foreclosed assets                                                      29                    41
                                                                   ------------------------------
Total nonperforming assets                                         $  2,294              $  1,778
                                                                   ------------------------------

Nonperforming loans to total loans                                    1.91%                 2.55%

Nonperforming assets to total assets                                  1.63%                 2.18%


Note 8:  Past Due Loans

  Balances at:                           March 31, 2003              June 30, 2002
                                     ----------------------      ---------------------
                                     30-89         90 Days       30-89       90 Days
                                      Days         and Over       Days      and Over
Commercial and industrial loans
  not secured by real property       $  195         $    5       $    -         $   55
Real estate loans                     2,858          1,954        1,798          1,249
Construction loans                       99              -            -              -
Individuals' loans for household
  and other personal expenditures       396             85          240            133
                                     -------------------------------------------------
 Total                               $3,548         $2,044       $2,038         $1,437
                                     -------------------------------------------------

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


Sale of the Whybrew Insurance Agency

The Company sold its property and casualty and health insurance lines of business and all rights to the name "Whybrew Insurance Agency" to Michiana Insurance on January 2, 2003. A net gain of $110,000 was recorded on the transaction. The sales agreement prohibits the Company from engaging in the property and casualty and health insurance lines of business in La Porte County or the surrounding counties for a period of two years following the date of the agreement.


Loans Purchased Under Agreements to Resell

In September of 2002, the Company entered into mortgage loan repurchase agreements with two mortgage companies. Through these agreements, the Company buys conventional single family mortgage loans from the mortgage companies at par and subsequently resells the loan to the mortgage companies or others for transfer to an end investor. During the holding period, which typically lasts thirty days, the Company earns a prime based return and fee income. The Company had $15.8 million in loans outstanding purchased under agreements to resell at March 31, 2003 and reports these loans as residential mortgage loans. The
Company's primary federal regulator, the Office of Thrift Supervision (the "OTS"), has questioned whether these loans should be treated as commercial loans to mortgage companies for purposes of calculating the Bank's risk based capital requirement.

While the Company believes that these loans are being properly treated for risk based capital purposes and is in the process of presenting support for its position to the OTS, if the Company were required to reclassify these loans it could have a material effect on the Bank's risk based capital requirement and place it in the adequately capitalized category.


Financial Condition

Total assets at March 31, 2003 were $140.9 million compared to $81.4 million at June 30, 2002, an increase of $59.5 million, or 73.1%. The increase in assets was primarily attributable to an increase in net loans of $50.5 million or 74.2%.

Real estate loans. Real estate loans increased $24.7 million from June 30, 2002 to $78.2 million at March 31, 2003. The increase in real estate loans was attributable to a $15.8 million increase in single family mortgage loans purchased under agreements to resell and to a $9.0 million increase in commercial nonresidential real estate loans.

Consumer loans. Consumer loans increased $17.3 million from June 30, 2002 to $25.0 million at March 31, 2003. The increase in consumer loans was attributable to the acquisition of a pool of Home Equity Line of Credit Loans in September of 2002, with an outstanding balance of $12.6 million. The purchased home equity loans are secured by first and second mortgages on single family residences located in the western suburbs of Chicago. The terms of the purchase agreement give the seller the option to repurchase the pool of loans with ninety days notice. The outstanding balance of the pool of home equity loans at March 31, 2003 was $9.7 million. The increase in consumer loans was also attributable to growth in the Company's portfolio of dealer originated boat loans of $6.7 million which totaled $7.6 million at March 31, 2003.

Commercial Loans. Commercial non-mortgage loans increased $6.4 million from June 30, 2002 to $10.6 million at March 31, 2003. In May of 2002, the Company hired an experienced commercial loan officer for the purpose of growing the Company's commercial loan portfolio.

Construction Loans. Construction loans increased $3.9 million from June 30, 2002 to $8.6 million. The increase in the construction loan portfolio was primarily attributable to the origination of a $1.4 million loan secured by a condominium project located in New Buffalo, Michigan, the purchase of a $750,000 participation interest in a loan originated for the purpose of constructing a condominium project in La Porte, Indiana and $1.3 million in loans extended to a single family real estate developer located in Porter County, Indiana for the purpose of constructing pre-sold single family dwellings.

Other factors contributing to the increase in total assets was a $5.3 million increase in investments available for sale, a $3.6 million increase in interest bearing demand deposits, and a $590,000 increase in Federal Home Loan Bank stock.

The Company's allowance for loan losses increased $343,000 or 59.2% to $922,000 at March 31, 2003, from $579,000 at June 30, 2002. Over this same time period loans on non-accrual status increased $641,000 or 42.8% to $2.1 million at March 31, 2003. The increase in non-accrual loans is primarily attributable to one single family mortgage loan with an outstanding principal balance of $880,000 in which the borrower is experiencing cash flow difficulties. The Company believes its position is well secured and no loss is anticipated. The Bank has also experienced an increase in loans 30-89 days delinquent. Loans in this category increased $1.5 million or 74.1% to $3.5 million at March 31, 2003. Management attributes the increase to the slow economy. Although management believes that its allowance for loan losses at March 31, 2003 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company's results of operations.

Total deposits increased $48.1 million or 76.1%, to $111.3 million at March 31, 2003 from $63.2 million at June 30, 2002. The increase in deposits was attributable to a $42.5 million increase in certificate of deposit balances, a $3.3 million increase non-interest bearing deposits, a $1.3 million increase in now and money market account balances and a $1.0 million increase in savings account balances. During the nine months ended March 31, 2003, Management competitively priced municipal, jumbo and retail certificate of deposit rates to meet the Company's growth objectives. The increase in non-interest bearing deposits is largely due to accounts held by two mortgage companies the Company purchases loans from under agreements to resell. The balances in these accounts fluctuate significantly from period to period and totaled $3.3 million at March 31, 2003. The increase in NOW and money market account balances is attributable to an increase in promotional and marketing efforts by management to grow the base of these accounts.

Advances from the Federal Home Loan Bank increased $9.4 million to $15.9 million at March 31, 2003 from $6.5 million at June 30, 2002. The Company utilized advances to fund loan growth. The weighted average cost of Federal Home Loan Bank advances at March 31, 2003 was 3.15% with a weighted average remaining maturity of 2.1 years.

Other liabilities increased $1.5 to $3.0 million at March 31, 2003 from $1.5 million at June 30, 2002. The increase in other liabilities is primarily attributable to an increase of $912,000 in outstanding official checks issued by the Company.

Shareholders' equity totaled $10.7 million at March 31, 2003, an increase of $494,000 or 4.8% from $10.2 million at June 30, 2002. The increase resulted from net income for the nine months ended March 31, 2003 of $930,000 and a $67,000 increase related to the allocation of ESOP shares offset by the purchase of $367,000 in recognition and retention plan stock, the after-tax decrease in the unrealized gain on the available-for-sale investment portfolio of $25,000 and the payment of $111,000 in common stock dividends.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2003 and
2002

General. Net income for the three months ended March 31, 2003 was $401,000, an increase of $267,000 or 199.3% from the $134,000 reported for the period ended March 31, 2002. The increase in income was primarily attributable to an increase in net interest income of $397,000 and an increase in other income of $352,000, which was partially offset by an increase in other expenses of $157,000.

Interest Income. Interest income for the three months ended March 31, 2003 increased $597,000 or 47.2% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a decrease in the average yield on interest-earning assets of 129 basis points to 5.68% for the three months ended March 31, 2003 from 6.97% for the three months ended March 31, 2002.

Interest Expense. Interest expense on deposits for the three months ended March 31, 2003 was $644,000 compared to $526,000 for the same period last year, an increase of $118,000 or 22.4%. The increase in interest expense was primarily the result of an increase in average outstanding balances which was partially offset by a period to period decrease in the average cost of deposits. Interest expense on borrowed funds totaled $129,000 for the three months ended March 31, 2003, an increase of $82,000 from the comparable period in 2002. The increase resulted primarily from an increase in the average borrowings period-to-period. The average cost of total interest-bearing liabilities for the three months ended March 31, 2003 was 2.63% compared to 3.65% for the three months ended March 31, 2002.

Net Interest Income. Net interest income of $1.1 million for the three months ended March 31, 2003 reflects an increase of $397,000 or 57.5% from the same period in 2002. The increase in net interest income was primarily the result of growth in the Company's interest-earning assets partially offset by a decrease in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.05% for the three months ended March 31, 2003 from 3.32% for the same period last year.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $198,000 provision for losses on loans for the three months ended March 31, 2003, as compared to $46,000 in the 2002 period. While management believes that the allowance for loan losses is adequate at March 31, 2003, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the three months ended March 31, 2003 was $449,000 compared to $97,000 for the three months ended March 31, 2002, an increase of $352,000 or 362.9%. The increase in noninterest income was primarily the result of a $89,000 increase in net gains on loan sales, a $110,000 gain recorded on the sale of the Company's insurance agency, an increase of $107,000 in net gains on the sale of available for sale securities, a $47,000 increase in other income and an $8,000 increase in service charges on deposit accounts.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2003 was $681,000 compared to $524,000 for the three months ended March 31, 2002, an increase of $157,000 or 30.0%. Several factors contributing to the increase were a $144,000 increase in compensation expense, a $12,000 increase in professional expenses and a $7,000 increase in data processing expenses. The increase in compensation expense was primarily attributable to an adjustment for the change in estimate for the estimated expenses related to the supplemental director retirement plan, an increase in staffing, normal salary increases and expenses related to the Company RRP plan.

Income Taxes. The provision for income taxes totaled $257,000 for the three months ended March 31, 2003, an increase of $173,000 or 205.6%, as compared to the same period in 2002. The effective tax rates amounted to 39.1% and 38.5% for the three months ended March 31, 2003 and 2002, respectively.


Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2003 and
2002

General. Net income for the nine months ended March 31, 2003 was $930,000, an increase of $625,000 or 204.9% from the $305,000 reported for the period ended March 31, 2002. The increase in income was primarily attributable to an increase in net interest income of $1.3 million and an increase in other income of $519,000, which was partially offset by an increase in other expenses of $580,000.

Interest Income. Interest income for the nine months ended March 31, 2003 increased $1.4 million or 37.9% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a decrease in the average yield on interest-earning assets of 96 basis points to 6.23% for the nine months ended March 31, 2003 from 7.19% for the nine months ended March 31, 2002.

Interest Expense. Interest expense on deposits for the nine months ended March 31, 2003 was $1.8 million compared to $1.9 million for the same period last year, a decrease of $66,000 or 3.6%. The decrease in interest expense was primarily the result of a period to period decrease in the average cost of deposits partially offset by an increase in average outstanding balances. Interest expense on borrowed funds totaled $340,000 for the nine months ended March 31, 2003, an increase of $226,000 from the comparable period in 2002. The increase resulted primarily from an increase in the average borrowings year-to-year. The average cost of total interest-bearing liabilities for the nine months ended March 31, 2003 was 2.91% compared to 4.22% for the nine months ended March 31, 2002.

Net Interest Income. Net interest income of $3.0 million for the nine months ended March 31, 2003 reflects an increase of $1.3 million or 71.2% from the same period in 2002. The increase in net interest income was primarily the result of growth in the Company's interest-earning assets as well as an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.06% for the nine months ended March 31, 2003 from 2.97% for the same period last year.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $379,000 provision for losses on loans for the nine months ended March 31, 2003, as compared to $213,000 in the 2002 period. While management believes that the allowance for loan losses is adequate at March 31, 2003, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the nine months ended March 31, 2003 was $885,000 compared to $366,000 for the nine months ended March 31, 2002, an increase of $519,000 or 141.8%. The increase in noninterest income was primarily the result of a $180,000 increase in net gains on loan sales, a $110,000 gain recorded on the sale of the Company's insurance agency, an increase of $147,000 in net gains on the sale of available for sale securities and a $60,000 increase in other income.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2003 was $2.0 million compared to $1.4 million for the nine months ended March 31, 2002, an increase of $580,000 or 41.0%. Several factors contributing to the increase were a $431,000 increase in compensation expense, a $45,000 increase in other expense, a $69,000 increase in professional expenses and a $17,000 increase in data processing expense. The increase in compensation expense was primarily attributable to an adjustment for the change in estimate for the estimated expenses related to the supplemental director retirement plan, an increase in staffing, normal salary increases and expenses related to the Company's ESOP and RRP plans.

Income Taxes. The provision for income taxes totaled $592,000 for the nine months ended March 31, 2003, an increase of $401,000 or 210.0%, as compared to the same period in 2002. The effective tax rates amounted to 38.9% and 38.5% for the nine months ended March 31, 2003 and 2002, respectively.


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

The Company is also subject to other claims and lawsuits which arise in the normal course of business. There were no other lawsuits pending or known to be contemplated against the Company at March 31, 2003 that would have a material effect on the Company's operations or income.


Item 2. Changes in Securities and Use of Proceeds

        None.


Item 3. Defaults Upon Senior Securities

        None.


Item 4. Submission of Matters to Vote of Security Holders.

        None.


Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibit 99.1 - Certification of President and Treasurer

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CITY SAVINGS FINANCIAL CORPORATION

Date:   May 14, 2003                By: /s/ Thomas F. Swirski
        ------------                -----------------------------------
                                     Thomas F. Swirski
                                     President and Chief Executive Officer

Date:   May 14, 2003                By: /s/ George L. Koehm
        ------------                -----------------------------------
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

         Date:  May 14, 2003


                                         /s/ Thomas F. Swirski
                                         ---------------------------------------
                                         Thomas F. Swirski
                                         President and Chief Executive Officer

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

         Dated: May 14, 2003

                                          /s/ George L. Koehm
                                          --------------------------------------
                                          George L. Koehm
                                          Treasurer and Controller