Form 10KSB
period 2003-06-30
CITY SAVINGS FINANCIAL CORP
filed 2003-09-29
CIK 1159404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                    For the fiscal year ended June 30, 2003

or

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number      00-33441

                       CITY SAVINGS FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)



             INDIANA                                 35-2156159
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



2000 Franklin Street, Michigan City, Indiana           46360
  (Address of principal executive offices)           (Zip Code)

                          Issuer's telephone number:
                                 (219) 879-5364

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, without par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES __X__    NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $8,325,000 in revenues for the fiscal year ended June 30, 2003.

The aggregate market value of the issuer's voting common equity held by non-affiliates, as of September 22, 2003, was $8,643,860

The number of shares of the issuer's sole class of common equity outstanding as of September 22, 2003, was 555,450 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 2003, are incorporated into Part II. Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated in Part I and Part III.

Transitional Small Business Disclosure Format:  YES  _____    NO __X__

                           Exhibit Index on Page E-1
                               Page 1 of 34 pages

                       CITY SAVINGS FINANCIAL CORPORATION
                                  Form 10-KSB
                                     INDEX

        Page

FORWARD LOOKING STATEMENT ...............................................      3

PART I
   Item 1.    Description of Business ...................................      3
   Item 2.    Description of Property ...................................     30
   Item 3.    Legal Proceedings .........................................     30
   Item 4.    Submission of Matters to a Vote of Security Holders .......     31

PART II
   Item 5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters ....................................     31
   Item 6.    Management's Discussion and Analysis or Plan of Operation       31
   Item 7.    Financial Statements  .....................................     31
   Item 8.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure  ...................     31
   Item 8A.   Controls and Procedures  ..................................     31

PART III
   Item 9.    Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the
                 Exchange Act  ..........................................     31
   Item 10.   Executive Compensation ....................................     32
   Item 11.   Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters .............     32
   Item 12.   Certain Relationships and Related Transactions ............     32
   Item 13.   Exhibits and Reports on Form 8-K ..........................     33
   Item 14.   Principal Accountant Fees and Services .....................    33

SIGNATURES ..............................................................     34

EXHIBITS ................................................................    E-1

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


Item 1.    Description of Business.

General

     City Savings Financial Corporation, an Indiana corporation (the "Holding Company" and together with the "Bank", as defined below, the "Company"), was organized in September 2001. On December 27, 2001, it acquired the common stock of Michigan City Savings and Loan Association (the "Bank") upon the conversion of the Bank from a state mutual savings association to a state stock savings association.

     The Bank was organized as a state-chartered savings association in 1885, and it currently conducts its business from two full-service offices located in Michigan City, Indiana and Rolling Prairie, Indiana. Effective December 1, 2002, the name of the Bank was changed to City Savings Bank to bring the Bank's image and brand under the Holding Company's name and to eliminate any suggestion created by the Bank's former name that its operations are conducted only in Michigan City, Indiana. The Bank recently began construction on a branch facility in Chesterton, Indiana, which is expected to begin operations in late January 2004. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by one- to four-family residential real estate. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The Bank offers a number of financial services, including: (i) one- to four-family residential real estate loans; (ii) consumer loans, including home equity, second mortgages and automobile loans; (iii) commercial real estate loans; (iv) real estate construction loans; (v) commercial loans; (vi) land loans; (vii) multi-family residential loans; (viii) certificates of deposit;
(ix) savings accounts, including passbook accounts; (x) money market demand accounts; and (xi) negotiable order of withdrawal accounts. The Bank owns one subsidiary, City Savings Financial Services, Inc ("CSFS"). CSFS had conducted business as Whybrew Insurance Agency, but sold its property and casualty and health insurance lines of business and all rights to the name "Whybrew Insurance Agency" on January 2, 2003, and does not currently conduct any significant operations.

Lending Activities

     We have historically concentrated our lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of our loan origination activities, representing 44.9% of our total loan portfolio at June 30, 2003. We also offer commercial real estate loans, real estate construction loans and consumer loans. Mortgage loans secured by commercial real estate totaled approximately 15.7% of our total loan portfolio at June 30, 2003, while real estate construction loans totaled approximately 7.6% and consumer loans totaled approximately 19.8% of our total loans at June 30, 2003. To a limited extent we also offer multi-family residential loans, land loans and, to a growing extent, commercial loans. At June 30, 2003, we had commercial loans of $11.9 million, or 9.9% of our loan portfolio, compared to commercial loans of $4.2 million or 6.0% of our loan portfolio at June 30, 2002.

     Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                            At June 30,
                                            ------------------------------------------
                                                     2003                 2002
                                            --------------------   -------------------
                                                        Percent               Percent
                                             Amount     of Total    Amount    of Total
                                            --------    --------   --------   --------
                                                        (Dollars in thousands)
Type of Loan:
Real estate mortgage loans:
   One- to four-family ...............      $ 53,888      44.9%     $42,478     60.5%
   Commercial ........................        18,911      15.7        8,951     12.8
   Land ..............................         1,708       1.4        1,145      1.6
   Multi-family ......................           895       0.7          978      1.4
                                            --------     -----      -------    -----
      Total real estate mortgage loans        75,402      62.7       53,552     76.3
Real estate construction loans .......         9,089       7.6        4,751      6.8
Consumer loans:
   Home equity and second mortgage ...        13,803      11.5        4,401      6.3
   Automobile ........................         1,382       1.2        1,691      2.4
   Other .............................         8,559       7.1        1,571      2.2
                                            --------     -----      -------    -----
      Total consumer loans ...........        23,744      19.8        7,663     10.9
Commercial loans .....................        11,874       9.9        4,202      6.0
                                            --------     -----      -------    -----
      Gross loans receivable .........      $120,109     100.0%     $70,168    100.0%
                                            ========     =====      =======    =====
Type of Security:
Real estate:
   One- to four-family ...............      $ 72,413      60.3%     $50,782     72.4%
   Commercial ........................        21,807      18.1        9,498     13.5
   Land ..............................         1,708       1.4        1,145      1.6
   Multi-family ......................         3,792       3.2        1,279      1.8
                                            --------     -----      -------    -----
      Total real estate ..............        99,720      83.0       62,704     89.3
Consumer:
   Automobile ........................         2,565       2.1        2,525      3.6
   Recreational vehicles .............         7,918       6.6          867      1.2
   Manufactured homes ................           427       0.4          462      0.7
                                            --------     -----      -------    -----
      Total consumer .................        10,910       9.1        3,854      5.5
Deposits .............................           141       0.1           50      0.1
Unsecured ............................            72       0.1           76      0.1
Other security .......................         9,266       7.7        3,484      5.0
                                            --------     -----      -------    -----
      Gross loans receivable .........       120,109     100.0%      70,168    100.0%
                                            --------     =====      -------    =====
Deduct:
Loans in process .....................         1,805                  1,420
Allowance for loan losses ............         1,097                    579
Deferred loan fees ...................           107                     97
                                            --------                -------
      Net loans receivable ...........      $117,100                $68,072
                                            ========                =======
Mortgage Loans:
Fixed-rate ...........................        32,649      38.6%     $32,049     55.0%
Adjustable-rate ......................        51,842      61.4       26,254     45.0
                                            --------     -----      -------    -----
      Total ..........................      $ 84,491     100.0%     $58,303    100.0%
                                            ========     =====      =======    =====

     The following table sets forth certain information at June 30, 2003, regarding the dollar amount of commercial, financial, agricultural and real estate construction loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                    Balance      Due During Years Ended June 30,
                                 Outstanding at            2005       2009 and
                                 June 30, 2003   2004    and 2008    following
                                 --------------  ----    --------    ---------
                                                (Dollars in thousands)

Commercial real estate loans ...    $18,911     $3,921    $11,641     $3,349
Land ...........................      1,708      1,336        270        102
Multi-family loans .............        895        783        112         --
Construction loans .............      9,089      8,643        446         --
Commercial loans ...............     11,874      8,063      3,552        259

     The following table sets forth, as of June 30, 2003, the dollar amount of the above loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                   Due After June 30, 2004
                                             ----------------------------------
                                             Fixed Rates  Variable Rates  Total
                                             -----------  --------------  -----
                                                     (Dollars in thousands)

Commercial real estate loans ............      $ 6,914       $8,076      $14,990
Land ....................................          372           --          372
Multi-family loans ......................           --          112          112
Construction loans ......................          446           --          446
Commercial loans ........................        3,203          608        3,811
                                               -------       ------      -------
        Total ...........................      $10,935       $8,796      $19,731
                                               =======       ======      =======


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

     In 2001, we began to sell fixed-rate loans in the secondary market, and we sell all 30-year fixed-rate loans that we originate in the secondary market. All of the fixed-rate loans that we originate with terms of 30 years are written to Federal Home Loan Mortgage Corporation standards. During the twelve-month period ended June 30, 2003, we sold 181 of these fixed-rate loans with an aggregate amount of $20.1 million. We generally retain in our loan portfolio the other loans that we originate. We do not retain the servicing rights on the loans that we sell.

     Adjustable-rate mortgage loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. We retain all adjustable-rate mortgage loans that we originate and, at June 30, 2003, approximately 57.2% of our one- to four-family residential loans had adjustable rates of interest.

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

     At June 30, 2003, approximately $53.9 million, or 44.9% of our portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.6 million, or 69.8% of total non-performing loans consisted of one- to four-family residential loans, and were included in nonperforming assets as of that date. See " Nonperforming and Problem Assets."

     Commercial Real Estate and Multi-Family Loans. Our commercial real estate loans are secured by churches, warehouses, office buildings, car dealerships and other commercial properties. We originate commercial real estate loans with terms no greater than 15 years. Loans with terms of more than two years are required to be repaid in equal monthly installments, and loans with terms of less than two years or which are for construction purposes are required to be repaid according to terms agreed to between us and the borrower. At June 30, 2003, we had $19.8 million in commercial and multi-family real estate loans. We generally require a loan-to-value ratio of no more than 75% on commercial real estate loans. Most commercial real estate loans that we originate have fixed interest rates, although we also originate such loans that have adjustable interest rates that are based on the prime rate and which are adjustable based on changes in the prime rate.

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

     At June 30, 2003, our largest commercial real estate loan had an outstanding balance of $1.6 million which was secured by a church located in Hobart, Indiana. At June 30, 2003, approximately $18.9 million, or 15.7% of our total loan portfolio, consisted of commercial real estate loans. On the same date, commercial real estate loans in the aggregate amount of $257,000 were included in nonperforming assets. We generally intend to increase the amount of commercial real estate loans in our portfolio by increasing the amount of loans we make to small businesses by 8 to 10% annually over the next three years, provided that we can make these loans consistent with prudent underwriting standards.

     At June 30, 2003, approximately $895,000, or .7% of our total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). We write multi-family loans on terms and conditions similar to our commercial real estate loans. The largest multi-family loan as of June 30, 2003, was $563,000 and was secured by an apartment building in Michigan City, Indiana. On the same date, there were no multi-family loans included in nonperforming assets.

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

     We also offer, in certain cases, construction loans to builders or developers for the construction of residential properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer), or for the construction of commercial or multi-family properties. In such cases, we typically structure the loan as a two-year balloon loan with either a fixed or adjustable interest rate, with interest payable monthly. Construction loans to builders or developers typically have a higher interest rate than residential construction loans to individuals. At June 30, 2003, approximately $9.1 million, or 7.6% of our total loan portfolio consisted of construction loans. Of these loans, approximately $3.8 million were to individuals for the construction of one- to four-family residences, $1.0 million were speculative loans to developers, and $4.3 million were for the construction of commercial real estate and multi-family properties.

     The maximum loan-to-value ratio for a construction loan is based upon the nature of the construction project. For example, a construction loan to an individual for the construction of a one- to four-family residence may be written with a maximum loan-to-value ratio of 95%, while a construction loan for a commercial project may be written with a maximum loan-to-value ratio of 75%. Inspections are made prior to any disbursement under a construction loan, and we normally charge a $750 commitment fee for construction loans.

     While providing us with a comparable, and in some cases higher yield than conventional mortgage loans, construction loans sometimes involve a higher level of risk. For example, if a project is not completed and the borrower defaults, we may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and our taking title to the project. At June 30, 2003, our largest construction loan was $1.4 million for development of a condominium project in New Buffalo, Michigan.

     Land Loans. At June 30, 2003, approximately $1.7 million, or 1.4% of our total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. We impose a maximum loan-to-value ratio of 75% of the appraised value of the land or sales price, whichever is less, and generally require that the loan amount not exceed $250,000 and that the term of the loan does not exceed eight years. We originate land loans with either fixed or variable interest rates. At June 30, 2003, our largest land loan totaled $432,000 and was secured by vacant land located in Portage, Indiana.

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

     Consumer Loans. Our consumer loans consist of variable- and fixed-rate home equity loans and lines of credit, automobile, recreational vehicle, boat and motorcycle loans and loans secured by deposits. Consumer loans tend to have shorter terms and higher yields than permanent residential mortgage loans. At June 30, 2003, our consumer loans aggregated approximately $23.7 million, or 19.8% of our total loan portfolio. Included in consumer loans at June 30, 2003, were $11.7 million of variable-rate home equity lines of credit. These variable-rate loans improve our exposure to interest rate risk.

     Second mortgages are generally written for up to 80% of the available equity (the appraised value of the property less any first mortgage amount) and consumer loans secured by real estate are generally written for up to 90% of the available equity. Our home equity and second mortgage loans at June 30, 2003 were approximately $13.8 million, or 11.5% of our total loan portfolio. We generally will write automobile loans for up to 80% of the acquisition price for a new automobile and up to the average middle book value for a used automobile. Our automobile and manufactured home loans originated during the year ended June 30, 2003, were $642,000 compared to $706,000 during the prior year. This reduction reflects our decision during 2000 to de-emphasize the origination of automobile loans. The repayment schedule of loans covering both new and used vehicles is consistent with the expected life and normal depreciation of the vehicle. Loans for recreational vehicles, motorcycles and boats are written for no more than 80% of the realistic sales price of the collateral, for a term that is consistent with its expected life and normal depreciation. All of our consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At June 30, 2003, consumer loans in the amount of $58,000 were included in nonperforming assets.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. See " Nonperforming and Problem Assets." There can be no assurances that additional delinquencies will not occur in the future.

     Commercial Loans. We offer commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of June 30, 2003, commercial loans amounted to $11.9 million, or 9.9% of our total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of our loan portfolio, we intend to increase the amount of loans we make to small businesses in the future in order to increase our rate of return and diversify our portfolio. As of June 30, 2003, commercial loans in the aggregate amount of $81,000 were included in nonperforming assets.

     Origination, Purchase and Sale of Loans. Historically, we have confined our loan origination activities primarily to La Porte and Porter Counties. At June 30, 2003, substantially all of our mortgage loans were secured by property located within Indiana. Our loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are currently underwritten and processed at our main office in Michigan City.

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

     The Bank's total loan originations during the year ended June 30, 2003, totaled $78.8 million, an increase of approximately $40.3 million compared to the year ended June 30, 2002.

     Origination and Other Fees. We realize income from loan application fees, late charges, checking account service charges, loan servicing fees and fees for other miscellaneous services. Late charges are generally assessed if a loan payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.


Nonperforming and Problem Assets

     Our collection policy is managed by our collection officer who develops a list of delinquent commercial, consumer and mortgage accounts from computer-generated reports. Monthly reports are forwarded to the board of directors for all accounts over 30 days delinquent, and the Delinquent Loan Committee of the board meets as necessary to discuss all delinquent accounts, especially any over 60 days delinquent. The collection officer attempts to make personal contact with the borrower within the first 30 days of delinquency. When an account becomes over 90 days delinquent, a visit is made to the property or location of the collateral for inspection. Should the borrower fail to comply with the terms of the Bank, the Delinquent Loan Committee may recommend that the Bank commence foreclosure proceedings.

     We place loans on non-accrual status no later than 90 days after the loan becomes delinquent, and all unpaid accrued interest is written off.

     Nonperforming Assets. At June 30, 2003, $2.6 million, or 1.8% of our total assets, were nonperforming (nonperforming loans, foreclosed real estate and troubled debt restructurings) compared to $1.8 million, or 2.18% of our total assets, at June 30, 2002. We deem any delinquent loan that is 90 days or more past due to be a nonperforming asset. This increase in nonperforming assets is primarily attributable to one single-family mortgage loan with an outstanding principal balance of $880,000 in which the borrower is experiencing cash flow difficulties.

     At June 30, 2003, residential loans accounted for $1.8 million, or 69.2% of our nonperforming assets. We had real estate owned properties in the amount of $42,000 as of June 30, 2003.

     The following table sets forth the amounts and categories of our nonperforming assets (nonperforming loans, foreclosed real estate and troubled debt restructurings) for the last two years. It is our policy that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                               At June 30,
                                                         ----------------------
                                                            2003        2002
                                                         ----------   ---------
                                                         (Dollars in thousands)

Nonperforming assets:
  Nonperforming loans:
    Non-accrual ........................................   $2,354      $1,499
    Loans more than 90 past days and still accruing
    Troubled debt restructurings .......................      163         238
                                                           ------      ------
                                                            2,517       1,737
    Foreclosed assets ..................................       42          41
                                                           ------      ------
  Total nonperforming assets ...........................   $2,559      $1,778
                                                           ======      ======
  Nonperforming loans to total loans ...................     2.19%       2.55%
  Nonperforming assets to total assets .................     1.83%       2.18%


     Interest income of $75,000 and $58,000 for the years ended June 30, 2003 and 2002, respectively, was recognized on the nonperforming loans summarized above. Interest income of $161,000 and $121,000 for the years ended June 30, 2003 and 2002, respectively, would have been recognized under the original terms of such loans.

     At June 30, 2003, we held loans delinquent from 30 to 89 days totaling $6.7 million. Delinquent loans in this category increased $4.7 million over last year. Management attributes the increase to the slow economy.

     Delinquent Loans. The following table sets forth certain information at June 30, 2003 and 2002, relating to delinquencies in the Bank's portfolio. Delinquent loans that are 90 days or more past due are considered nonperforming assets.



                                            At June 30, 2003                      At June 30, 2002
                                  --------------------------------------  ------------------------------------
                                      30-89 Days       90 Days or More       30-89 Days       90 Days or More
                                  -----------------   ------------------  -----------------  -----------------
                                          Principal            Principal          Principal          Principal
                                   Number  Balance     Number   Balance    Number  Balance    Number  Balance
                                  of Loans of Loans   of Loans  of Loans  of Loans of Loans  of Loans of Loans
                                  -------- --------   --------  --------  -------- --------  --------  -------
                                                              (Dollars in thousands)

Real estate mortgage loans
  One- to four-family loans ...       43    $2,610        10    $1,556(1)     31    $1,392       10   $  753
  Multi-family loans ..........       --        --        --        --        --        --        1       45
  Commercial real estate loans         9     2,050         3       380(2)      4       406        3      451
Construction loans ............        2     1,101        --        --        --        --       --       --
Automobiles and manufactured
  home loans ..................       14        70         3        14        17       123        5       22
Home equity and second
  mortgage loans ..............       10       280         5        51         5        93        5       97
Other consumer loans ..........        6       226         1         2         1        24        1       14
Commercial loans ..............        5       357         3        81        --        --        3       55
                                      --    ------        --    ------        --    ------       --   ------
  Total .......................       89    $6,694        25    $2,084        58    $2,038       28   $1,437
                                      ==    ======        ==    ======        ==    ======       ==   ======
Delinquent loans to total loans               5.72%               1.78%               2.99%             2.11%
                                              ====                ====                ====              ====

------------------------
(1)  Of this amount, $880,000 is attributable to one loan located in Union Pier,
     Michigan.
(2)  Of  this  amount,  $186,000  is  attributable  to  one  loan  secured  by a restaurant in Michigan City.


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

     At June 30, 2003 and 2002, the aggregate amount of the Bank's classified assets and of the Bank's general and specific loss allowances were as follows:

                                         At June 30,
                                     --------------------
                                       2003        2002
                                    ----------  ----------
                                    (Dollars in thousands)

Substandard assets .................   $4,226     $1,590
Doubtful assets ....................       13        160
Loss assets ........................       --         --
                                       ------     ------
   Total classified assets..........   $4,239     $1,750
                                       ======     ======

General loss allowances ............   $  958     $  524
Specific loss allowances ...........      149         69
                                       ------     ------
   Total allowances ................   $1,107     $  593
                                       ======     ======


     The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute nonperforming assets. The above allowances of $1,107,000 include $1,097,000 in allowances for loan losses and $10,000 in allowance for real estate owned losses.


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

     In our opinion, our allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at June 30, 2003. However, there can be no assurance that regulators, when reviewing our loan portfolio in the future, will not require increases in our allowances for loan losses or that changes in economic conditions will not adversely affect our loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past two fiscal years ended June 30, 2003 and 2002.

                                                       Year Ended June 30,
                                                     -----------------------
                                                        2003         2002
                                                     ----------   ----------
                                                     (Dollars in thousands)
Balance at beginning of period ......................   $  579      $423
                                                        ------      ----
Charge-offs:
   One- to four-family mortgage loans ...............       --        74
   Commercial nonresidential mortgage loans .........       13
   Commercial loans .................................       14        19
   Auto loans .......................................       42         9
   Other consumer ...................................        5        --
                                                        ------      ----
      Total charge-offs .............................       74       102

Recoveries ..........................................       --        --
Provision for losses on loans .......................      592       258
                                                        ------      ----
Balance end of period ...............................   $1,097      $579
                                                        ======      ====
Allowance for loan losses as a percent of total
   loans outstanding ................................     0.94%     0.85%
Ratio of net charge-offs to average loans outstanding     0.07%     0.17%
Allowance for loan losses as a percent of total
   nonperforming loans ..............................     43.6%     33.3%

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                         At June 30,
                                         ---------------------------------------
                                                  2003               2002
                                         --------------------- -----------------
                                                     Percent            Percent
                                                     of loans           of loans
                                                     in each            in each
                                                     Category           Category
                                                     to total           to total
                                          Amount      loans     Amount    loans
                                         --------    --------  -------- --------
                                                   (Dollars in thousands)

Balance at end of period applicable to:
   Real estate mortgage loans:
      One- to four-family .............   $  428       44.9      $242     60.5%
      Commercial ......................      339       15.7       161     12.8
      Multi-family ....................        2        0.7        12      1.4
      Land ............................       13        1.4         7      1.6
   Construction loans .................       43        7.6        11      6.8
   Automobiles and manufactured
      home loans ......................       44        1.2        33      2.4
   Home equity and second
      mortgage loans ..................      110       11.5        44      6.3
   Other consumer loans ...............       22        7.1        18      2.2
   Commercial loans ...................       96        9.9        51      6.0
   Unallocated ........................       --        0.0        --       --
                                          ------      -----      ----    -----
      Total ...........................   $1,097      100.0%     $579    100.0%
                                          ======      =====      ====    =====

Investments

     Investments. Our investment policy authorizes us to invest in U.S. Treasury securities, securities guaranteed by the Government National Mortgage
Association, securities issued by agencies of the federal government and municipal governments, mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association and in highly-rated mortgage-backed securities, and investment-grade corporate debt securities. This policy permits our management to react quickly to market conditions. Most of the securities in our portfolio are considered available-for-sale. At June 30, 2003, our investment portfolio consisted of investments in Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Federal National Mortgage Association mortgage-backed securities, corporate securities, federal agency securities, Federal Home Loan Bank stock, and local and non-local municipal securities. At June 30, 2003, approximately $12.4 million, or 8.9%, of our total assets consisted of such investments. We also had $1.1 million in stock of the Federal Home Loan Bank of Indianapolis as of that date. As of that date, we also had pledged to the Federal Home Loan Bank of Indianapolis as collateral mortgage-backed securities with a carrying value of $163,000.

     Investment Securities. The following table sets forth the amortized cost and the market value of the Bank's investment portfolio at the dates indicated.

                                                   At June 30,
                                  -------------------------------------------
                                          2003                   2002
                                  -------------------   ---------------------
                                  Amortized    Fair      Amortized     Fair
                                    Cost       Value        Cost       Value
                                  ---------   -------    ---------    -------
                                              (Dollars in thousands)
Available for sale:
   Agency securities ...........  $ 5,325     $ 5,333      $2,250      $2,274
   State and municipal .........    3,277       3,271       2,368       2,418
   Corporate obligations .......    3,520       3,583       2,103       2,155
Held to maturity:
   Mortgage-backed securities ..      249         253         334         340
Federal Home Loan Bank stock (1)    1,082       1,082         435         435
                                  -------    --------      ------      ------
      Total ....................  $13,453     $13,522      $7,490      $7,622
                                  =======     =======      ======      ======

----------------
(1) Market value is based on the price at which the stock may be resold to the Federal Home Loan Bank of Indianapolis.

     The following table sets forth the amount of investment securities excluding mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2003.



                                                 Amount at June 30, 2003, which matures in
                            -------------------------------------------------------------------------------------------
                                  One Year              One Year                Five Years
                                  Or Less            to Five Years             to Ten Years          Over Ten Years
                            -------------------   --------------------    ---------------------   ---------------------
                            Amortized   Average   Amortized    Average    Amortized     Average   Amortized     Average
                              Cost       Yield       Cost       Yield        Cost        Yield       Cost        Yield
                            ---------   -------   ---------    -------    ---------     -------   ---------     -------
                                                       (Dollars in thousands)
Agency securities ...         $500       4.65%      $1,055       3.84%      $1,960       3.47%      $1,810       3.95%
State and municipal .           --       0.00          361       5.59          782       3.82        2,134       4.31
Corporate obligations           --       0.00        1,745       5.13        1,775       6.10           --       0.00


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

     Deposits. We attract deposits principally from within La Porte and Porter Counties through the offering of a broad selection of deposit instruments, including fixed-rate passbook accounts, negotiable order of withdrawal accounts, variable rate money market accounts, investment checking accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. We do not actively solicit or advertise for deposits outside of La Porte and Porter Counties, and substantially all of our depositors are residents of La Porte and Porter Counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. We accept brokered deposits, which totaled $17.3 million on June 30, 2003, or 16.7% of total deposits. We held $9.1 million of public deposits, or 8.8%, of our total deposits, at June 30, 2003. We periodically run specials on certificates of deposit with specific maturities.

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

     Approximately 66.0% of our deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that we offer. We offer special rates on certificates of deposit with maturities that fit our asset and liability strategies. We also offer money market savings accounts, which represent 9.6% of our deposits.

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

     An analysis of our deposit accounts by type, maturity, and rate at June 30, 2003, is as follows:

                                             Balance at                 Weighted
                                              June 30,       % of        Average
                                               2003        Deposits        Rate
                                             ----------    --------     --------
Type of Account                                        (Dollars in thousands)
---------------
Withdrawable:
   Fixed rate, passbook accounts .........    $11,406         11.0%        1.26%
   Variable rate, money market ...........      9,947          9.6         1.77
   Negotiable order of withdrawal accounts     13,850         13.4         1.25
                                              -------         ----
      Total withdrawable .................     35,203         34.0         1.40

Certificates (original terms)
   3 months or less ......................     14,204         13.7         1.40
   6 months ..............................     11,861         11.4         1.52
   12 months .............................     10,994         10.6         1.67
   18 months .............................      4,130          4.0         2.40
   24 months .............................      2,957          2.9         3.06
   36 months .............................      9,904          9.6         3.69
   60 months .............................     12,657         12.2         5.13
   120 months ............................      1,669          1.6         5.78
                                             --------       ------
      Total certificates .................     68,376         66.0         2.73
                                             --------       ------
Total deposits ...........................   $103,579       100.00%        2.28%
                                             ========       ======


     The following table sets forth by various interest rate categories the composition of our time deposits at the dates indicated:

                                                         At June 30,
                                                    --------------------
                                                      2003        2002
                                                    -------      -------
                                                   (Dollars in thousands)

1.00 to 1.99% ...................................   $35,502      $   200
2.00 to 2.99% ...................................     9,578       11,712
3.00 to 3.99% ...................................     6,456        4,429
4.00 to 4.99% ...................................     5,858        4,039
5.00 to 5.99% ...................................     8,010        8,691
6.00 to 6.99% ...................................     2,633        5,381
7.00 to 7.99% ...................................       339          781
                                                    -------      -------
        Total ...................................   $68,376      $35,233
                                                    =======      =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 2003. Matured certificates, which have not been renewed as of June 30, 2003, have been allocated based upon certain rollover assumptions.

                               Amounts at June 30, 2003, Maturing In
                             ------------------------------------------
                             One Year    Two       Three   Greater Than
                              or Less   Years      Years    Three Years
                             --------  -------    -------  -------------
                                       (Dollars in thousands)

1.00 to 1.99% ............    $35,065   $  437     $   --     $   --
2.00 to 2.99% ............      5,092    2,013      2,440         33
3.00 to 3.99% ............      1,594    1,619      1,780      1,463
4.00 to 4.99% ............        414      645      1,714      3,085
5.00 to 5.99% ............      2,755      764         60      4,431
6.00 to 6.99% ............        437    1,270        780        146
7.00 to 7.99% ............         10      212        117         --
                              -------   ------     ------     ------
        Total ............    $45,367   $6,960     $6,891     $9,158
                              =======   ======     ======     ======

     The following table indicates the amount of our other certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2003.

                                                  At June 30, 2003
                                               ----------------------
Maturity Period                                (Dollars in thousands)
   Three months or less ...........................   $19,914
   Greater than three months through six months ...     4,894
   Greater than six months through twelve months ..     2,906
   Over twelve months .............................     4,374
                                                      -------
      Total .......................................   $32,088
                                                      =======

Deposit Activity

     The following table presents the deposit information of the Bank for the periods indicated.

                                                             At June 30,
                                                         --------------------
                                                           2003         2002
                                                         --------     -------
                                                        (Dollars  in thousands)

Beginning balance ....................................   $ 63,211     $58,966
                                                         --------     -------
   Net deposits (withdrawals) before interest credited     38,475       2,328
   Interest credited .................................      1,893       1,917
                                                         --------     -------
   Net increase in deposits ..........................     40,368       4,245
                                                         --------     -------
Ending balance .......................................   $103,579     $63,211
                                                         ========     =======


     Total deposits at June 30, 2003, were approximately $103.6 million, compared to approximately $63.2 million at June 30, 2002. Our deposit base depends somewhat upon the manufacturing sector of La Porte and Porter Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect our ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

     Borrowings. We focus on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At June 30, 2003, we had borrowings in the amount of $16.2 million from the Federal Home Loan Bank of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2013. We are required to maintain eligible loans and investment securities, including mortgage-backed securities, in our portfolio of at least 170% of outstanding advances as collateral for advances from the Federal Home Loan Bank of Indianapolis. We also have available $17.5 million of borrowing capacity with the Federal Home Loan Bank of Indianapolis. We do not anticipate any difficulty in obtaining advances appropriate to meet our requirements in the future.

     The following table presents certain information relating to the Bank's Federal Home Loan Bank borrowings at or for the years ended June 30, 2003 and 2002.

                                                            At or for the Year
                                                              Ended June 30,
                                                          ----------------------
                                                             2003         2002
                                                          ---------     --------
                                                          (Dollars in thousands)

Federal Home Loan Bank Advances:
   Outstanding at end of period ......................      $16,160      $6,488
   Average balance outstanding for period ............       14,060       3,459
   Maximum amount outstanding at any month end
       during the period .............................       19,578       6,488
   Weighted average interest rate during the period ..         3.22%       4.80%
   Weighted average interest rate at end of period ...         3.11%       3.74%



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

     We currently own one subsidiary, City Savings Financial Services, Inc., which was organized in March 2000 to acquire substantially all of the assets of Whybrew Insurance Agency, Inc., a local insurance agency that provided insurance products to the community, including property, casualty, life and health insurance and fixed annuities. CSFS sold its property and casualty and health insurance lines of business and all rights to the name "Whybrew Insurance Agency" on January 2, 2003 for a net gain of $110,000, and it does not currently conduct any significant operations.


Employees

     As of June 30, 2003, we employed 26 persons on a full-time basis and 2 on a part-time basis. None of our employees is represented by a collective bargaining group and we consider our employee relations to be good.

     Employee benefits for our full-time employees include, among other things, hospitalization/major medical insurance, vision and dental insurance, long-term disability insurance, life insurance, and participation in the City Savings Bank Employees' Savings and Profit Sharing Plan, which is administered by Pentegra Group. As part of the conversion to stock form, the Company established the Employee Stock Ownership Plan and Trust, designed to provide directors and employees with ownership interest in the Company.

     We consider our employee benefits to be competitive with those offered by other financial institutions and major employers in our area. See "Executive Compensation" and "Certain Relationships and Related Transactions."


                                  COMPETITION

     The Bank originates most of its loans to and accepts most of its deposits from residents of La Porte County, Indiana. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in La Porte County with significantly larger resources than are available to the Bank. In total, there are 19 other financial institutions located in La Porte County, including nine banks, nine credit unions and one other savings association. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

     The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. The Bank competes for loan originations primarily through the efficiency and quality of the services that it provides borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that management cannot readily predict.


                                   REGULATION
General

     As an Indiana-chartered, Savings Association Insurance Fund-insured savings association, the Bank is subject to extensive regulation by the Office of Thrift Supervision, the Department of Financial Institutions and the Federal Deposit Insurance Corporation. For example, the Bank must obtain Office of Thrift Supervision and Department of Financial Institutions approval before it may engage in certain activities and must file reports with the Office of Thrift Supervision and the Department of Financial Institutions regarding its activities and financial condition. The Office of Thrift Supervision and the Department of Financial Institutions periodically examine the Bank's books and records and, in conjunction with the Federal Deposit Insurance Corporation in certain situations, have examination and enforcement powers. This supervision and regulation are intended primarily to protect the safety and soundness of the Bank and to protect depositors and their federally-insured deposits. All savings associations must pay a semi-annual assessment to the Office of Thrift Supervision based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. The Bank's semi-annual assessment to the Office of Thrift Supervision is $21,000. The Bank also pays an annual assessment to the Department of Financial Institutions of $13,200.

     The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of the Bank's securities, and limitations upon other aspects of banking operations. In addition, the Bank's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation, antitrust laws and regulations protecting the confidentiality of consumer financial information. The Bank is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System.


Savings and Loan Holding Company Regulation

     City Savings Financial Corporation is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, and subject to regulatory oversight of the Director of the Office of Thrift Supervision. As such, City Savings Financial Corporation registered with the Office of Thrift Supervision and will thereby be subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with City Savings Financial Corporation and with other companies affiliated with City Savings Financial Corporation.

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

     City Savings Financial Corporation operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act in 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The Gramm-Leach-Bliley Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. Due to these restrictions, City Savings Financial Corporation will be authorized to engage only in those activities that are permissible for a financial holding company or a multiple savings and loan holding company following the conversion. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulations.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if City Savings Financial Corporation were a bank holding company and the Bank were a bank. See " Qualified Thrift Lender." At June 30, 2003, the Bank's asset composition was in excess of that required to qualify as a qualified thrift lender.

     If City Savings Financial Corporation were to acquire control of another savings association other than through a merger or other business combination with the Bank, City Savings Financial Corporation would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the qualified thrift lender test, the activities of City Savings Financial Corporation and any of the Bank's subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of the Office of Thrift Supervision by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the Office of Thrift Supervision before a multiple savings and loan holding company may engage in such activities.

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

     No subsidiary savings association of a savings and loan holding company may declare or pay a dividend or make a capital distribution on its permanent or nonwithdrawable stock unless it first gives the Director of the Office of Thrift Supervision 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid. The payment of dividends by the association is also subject to additional Office of Thrift Supervision and Department of Financial Institutions limitations. See "Dividend Limitations."


Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional banks. The Federal Housing Finance Board, an independent agency, controls the Federal Home Loan Bank System including the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank system provides a central credit facility primarily for member financial institutions. At June 30, 2003, the Bank's investment in stock of the Federal Home Loan Bank of Indianapolis was $1.1 million. For the fiscal year ended June 30, 2003, the Federal Home Loan Bank of Indianapolis paid approximately $44,000 in dividends to the Bank.

     All 12 Federal Home Loan Bank's are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of Federal Home Loan Bank stock in the future. A reduction in the value of such stock may result in a corresponding reduction in the Bank's capital.

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


Insurance of Deposits

     Deposit Insurance. The Federal Deposit Insurance Corporation is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The Federal Deposit Insurance Corporation administers two separate insurance funds, the Bank Insurance Fund for commercial banks and state savings banks and the Savings Association Insurance Fund for savings associations, such as the Bank, and banks that have acquired deposits from savings associations. The Federal Deposit Insurance Corporation is required to maintain designated levels of reserves in each fund.

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


Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The Office of Thrift Supervision requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 2003, the Bank was in compliance with all capital requirements imposed by law.

     The Office of Thrift Supervision issued a final rule in 1993 that set forth methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The Office of Thrift Supervision delayed implementation of this rule. In May 2002, the OTS concluded that a separate interest rate risk component is unnecessary in light of other tools available to monitor and assess an association's interest rate risk, and it repealed the requirement that a savings association with excess exposure to interest rate risk make a deduction from its capital. The Office of Thrift Supervision has also revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the Office of Thrift Supervision is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.


Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 2003, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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


     The regulation permits certain savings associations to make capital distributions under certain circumstances without first filing a notice or an application with the Office of Thrift Supervision and requires a savings association to file an application for approval of a proposed capital distribution with the Office of Thrift Supervision if the association is not eligible for expedited treatment under Office of Thrift Supervision's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At June 30, 2003, the Bank's retained net income standard was approximately $2.0 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the Office of Thrift Supervision prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the Office of Thrift Supervision or the Federal Deposit Insurance Corporation.

     The capital distribution regulation requires a savings association that is not otherwise required to file an application to file a notice of a proposed capital distribution if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the Office of Thrift Supervision prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the Office of Thrift Supervision capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that the Bank file a notice with the Office of Thrift Supervision 30 days before making any capital distributions to City Savings Financial Corporation.

     In addition to these regulatory restrictions, the Bank has established and maintains a liquidation account for the benefit of certain depositors and may not make capital distributions to City Savings Financial Corporation if its net worth would be reduced below the amount required for the liquidation account.

     Under Indiana law, the Bank may pay dividends without Department of Financial Institutions approval so long as its capital is unimpaired and the dividends in any calendar year do not exceed the net profits of the Bank for that year plus the retained net profits of the Bank for the previous two years. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). Additional stringent regulatory requirements affecting dividend payments by the Bank, however, are established by the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act, which are discussed above. The Bank's capital levels currently exceed the criteria established to be designated as a "well capitalized" institution. Such institutions are required to have a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.

Limitations on Rates Paid for Deposits

     Regulations promulgated by the Federal Deposit Insurance Corporation pursuant to the Federal Deposit Insurance Corporation Improvement Act limit the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the Federal Deposit Insurance Corporation (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well-capitalized," "adequately-capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act. Management does not believe that these regulations will have a materially adverse effect on the Bank's current operations.


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


Federal Reserve System

     Under regulations of the Federal Reserve Board, the Bank is required to maintain reserves against its transaction accounts (primarily checking and negotiable order of withdrawal accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase the Bank's cost of funds. The Bank is in compliance with its reserve requirements. A state-chartered savings association, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Board "discount window," to meet these requirements but the Federal Reserve Board's regulations require the savings association to exhaust other reasonable alternative sources, including borrowing from its regional Federal Home Loan Bank, before borrowing from the Federal Reserve Board. FedICIA imposes certain limitations on the ability of undercapitalized depository institutions to borrow from Federal Reserve Boards.


Loans to One Borrower

     Under Office of Thrift Supervision regulations and the Indiana statute, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. Office of Thrift Supervision regulations permit a savings association, in some cases, to lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the Office of Thrift Supervision authorizes the association to use this expanded lending authority. The Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits at June 30, 2003.

Qualified Thrift Lender

     Savings associations must meet a qualified thrift lender test that requires the association to maintain an appropriate level of qualified thrift investments, which primarily consist of residential mortgages and related investments, including certain mortgage-related securities. The required percentage of qualified thrift investments is 65% of portfolio assets, which includes all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets. Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation as qualified thrift investments. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months. As of June 30, 2003, the Bank was in compliance with its qualified thrift lender requirement, with approximately 70.5% of its assets invested in qualified thrift investments.

     A savings association which fails to meet the qualified thrift lender test must either convert to a bank (but its deposit insurance assessments and payments will be those of a Savings Association Insurance Fund member and shall be paid to the Savings Association Insurance Fund) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the qualified thrift lender test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).


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


Transactions with Affiliates

     The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which limits credit transactions between a bank or savings association and its executive officers and its affiliates. These provisions also prescribe terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restrict the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.


Federal Securities Law

     The shares of common stock of City Savings Financial Corporation have been registered under the Securities and Exchange Commission Act of 1934 (the "1934 Act") and, as a result, City Savings Financial Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the Securities and Exchange Commission thereunder. After three years following the Bank conversion to stock form, if City Savings Financial Corporation has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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


Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions became effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although the Holding Company anticipates incurring additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.


Community Reinvestment Act Matters

     Federal law requires that ratings of depository institutions under the Community Reinvestment Act be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of an institution's performance. Each Federal Home Loan Bank is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the Federal Home Loan Banks. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The Office of Thrift Supervision has designated the Bank's record of meeting community credit needs as satisfactory.


Other Indiana Regulations

     As noted, the Bank is subject to regulation by the Department of Financial Institutions. The Department of Financial Institutions has the right to promulgate rules and regulations necessary for the supervision and regulation of Indiana-chartered savings associations under its jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Department of Financial Institutions includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, shareholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest.

     The Department of Financial Institutions generally conducts regular annual examinations of Indiana-chartered savings associations such as the Bank. The purpose of such examination is to assure that institutions are being operated in compliance with applicable Indiana law and regulations and in a safe and sound manner. In addition, the Department of Financial Institutions is required to conduct an examination of any institution as often as it deems necessary. The Department of Financial Institutions has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice in the conduct of its business or has or is violating any other law, rule or regulation and, as to officers and directors of an Indiana savings association, breached his fiduciary duty as an officer or director.

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


                                    TAXATION
Federal Taxation

     Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. We do not have any reserves taken after 1987 that must be recaptured. However, our pre-1988 reserve, for which no deferred taxes have been recorded, must be recaptured into income if (i) the Bank no longer qualifies as a bank under the Internal Revenue Code, or (ii) the Bank pays out excess dividends or distributions. Although we do have some reserves from before 1988, we are not required to recapture these reserves.

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

Item 2. Description of Property.

     The following table provides certain information with respect to the Bank's offices as of June 30, 2003:

                                                        Net Book
                                                        Value of
                                                        Property,    Approximate
                          Owned or   Year     Total     Furniture      Square
Description and Address    Leased   Opened   Deposits   & Fixtures     Footage
-------------------------- ------   ------   --------   ----------   -----------
                             (Dollars in thousands)

Main Office                 Owned    1970    $97,464    $1,376,000*     4,600
2000 Franklin Street
Michigan City, IN 46360

Rolling Prairie Branch      Owned    1995    $ 6,115    $   80,000        900
101 E. Michigan Street
Rolling Prairie, IN  46371
----------------------
*Includes property acquired for future expansion.


     We own computer and data processing equipment which we use for transaction processing, loan origination, and accounting. The net book value of our electronic data processing equipment was approximately $80,000 at June 30, 2003.

     We currently operate five automatic teller machines, with one ATM located at each of our two offices, and three located in restaurants in La Porte County. Our ATMs participate in the Cirrus and Star networks.

     We have also contracted for the data processing and reporting services of Aurum Technologies, Inc. in Charlotte, North Carolina. The cost of these data processing services is approximately $15,000 per month.

     We have also executed a Correspondent Services Agreement with the Federal Home Loan Bank of Indianapolis under which we receive item processing and other services for a fee of approximately $2,100 per month.


Item 3.  Legal Proceedings.

     The Bank is a party to a lawsuit asserting, among other things, that the Bank interfered with transactional relationships between the Indiana Housing Finance Authority (IHFA) and the Greater Michigan City Community Development Corporation (GMCCDC). Among other defendants is the Bank's president, who also served as president of the GMCCDC during the period covered by the lawsuit. The Bank accepted deeds in lieu of foreclosure on properties that it believed to be collateral on loans to the GMCCDC. The IHFA asserts certain rights to those properties among other claims. The total amount received by the Bank on the sale of the foreclosed properties was approximately $320,000. The IHFA is suing for unspecified damages and other costs.

     The defense and other costs of litigation of the Bank may be covered by insurance, but the Bank's insurer is currently reviewing that determination, and there are certain exclusions in the policies which might apply to deny coverage. The Bank and its president intend to vigorously defend the action. It is impossible at this time for the Bank to predict the outcome of this pending litigation or its impact on the Bank's operations or financial condition.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the security holders during the quarter ended June 30, 2003.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933. The information required by this item, including market information and data as to holders and dividends, is incorporated by reference to the material under the heading "Market Information" on page 41 of the Holding Company's 2003 Shareholder Annual Report (the "Shareholder Annual Report").


Item 6. Management's Discussion and Analysis or Plan of Operation.

     The information required by this item is incorporated by reference to pages 4 through 16 of the Shareholder Annual Report.


Item 7.  Financial Statements.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 18 through 38 of the Shareholder Annual Report are incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no such changes or disagreements during the applicable period.


Item 8A. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

     (b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information required by this item with respect to directors and executive officers is incorporated by reference to pages 2 to 4 and page 10 of the Holding Company's Proxy Statement for its Annual Shareholder meeting to be held October 22, 2003 (the "2003 Proxy Statement").

     The Company has a separate Audit  Committee  established in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Its members are Richard G. Cook, Mark T. Savinski and Bruce W. Steinke.

     The Board of Directors of the Company has determined that the Company does not have an "audit committee financial expert," as defined in 17 CFR 228.401(e)(2), serving on its Audit Committee. The Board has selected Audit Committee members based on the Board's determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company's financial statements.

     The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics is filed as an exhibit to this Report.


Item 10. Executive Compensation.

     The information required by this item with respect to Directors is incorporated by reference to page 6 of the Holding Company's 2003 Proxy Statement.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item with respect to certain beneficial owners and directors is incorporated by reference to pages 1 and 2 of the Holding Company's 2003 Proxy Statement.


Equity Compensation Plan Information

     The following table provides the information about the Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of June 30, 2003.


                                                                                          Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                    Number of securities          Weighted-average        equity compensation
                                 to be issued upon exercise      exercise price of            plans as of
                                  of outstanding options,           outstanding              June 30, 2003
                                 warrants and rights as of       options, warrants       (excluding securities
                                      June 30, 2003                  and rights         reflected in column (a))
Plan category                              (a)                          (b)                        (c)
------------------------------------------------------------------------------------------------------------------
Equity  compensation plans
  approved by security holders:
    City Savings Financial
      Corporation Stock
      Option Plan .................       46,770                       $15.39                     8,775
Equity compensation plans not
  approved by security holders: ...           --                           --                        --

Total .............................       46,770                       $15.39                     8,775


Item 12. Certain Relationships and Related Transactions.

     The information required by this item with respect to Directors is incorporated by reference to page 10 of the Holding Company's 2003 Proxy Statement.


Item 13.  Exhibits and Reports on Form 8-K.

  (a)  List the following documents filed as part of the report:

                                                                       Annual Report
                                                                          Page No.

       Financial Statements:

       Independent Accountants' Report .....................................  17

       Consolidated Balance Sheets at June 30, 2003 and 2002 ...............  18

       Consolidated Statements of Income for the Years Ended June 30, 2003
         and 2002 ..........................................................  19

       Consolidated Statements of Shareholders' Equity for the Years Ended
         June 30, 2003 and 2002 ............................................  20

       Consolidated Statements of Cash Flows for the Years Ended June 30,
         2003 and 2002 .....................................................  21

       Notes to Consolidated Financial Statements ..........................  22


  (b)  Reports on Form 8-K.

       During the quarter ended June 30, 2003, the Holding Company filed reports on Form 8-K on June 18, 2003 (Items 5 and 7) and on May 13, 2003 (Items 7 and 9). The May 13, 2003 Report included selected financial data in order to report on results of operations for the quarter ended March 31, 2003.

  (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.


Item 14.  Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to page 9 of the Holding Company's 2003 Proxy Statement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CITY SAVINGS FINANCIAL CORPORATION


Date:  September 29, 2003              By: /s/ Thomas F. Swirski
                                          Thomas F. Swirski, President and
                                          Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of September, 2003.

    Signatures                   Title                     Date
    ---------------------------- ----------------------    --------------------
(1) Principal Executive Officer:                         )
                                                         )
    /s/ Thomas F. Swirski                                )
    ----------------------------                         )
    Thomas F. Swirski            President and           )
                                 Chief Executive Officer )
                                                         )
(2) Principal Financial and                              )
    Accounting Officer:                                  )
                                                         )
    /s/ George L. Koehm                                  )
    ---------------------------- Treasurer               )
    George L. Koehm                                      )
                                                         )
                                                         )
(3) The Board of Directors:                              )
                                                         ) September 29, 2003
    /s/ Bruce W. Steinke                                 )
    ---------------------------- Chairman of the Board   )
    Bruce W. Steinke                                     )
                                                         )
                                                         )
    ---------------------------- Director                )
    Richard G. Cook                                      )
                                                         )
    /s/ George L. Koehm                                  )
    ---------------------------- Director                )
    George L. Koehm                                      )
                                                         )
                                                         )
    ---------------------------- Director                )
    Mark T. Savinski                                     )
                                                         )
    /s/ Thomas F. Swirski                                )
    ----------------------------  Director               )
    Thomas F. Swirski                                    )

                                 EXHIBIT INDEX



Exhibit No.                      Description
--------------------------------------------------------------------------------

     3(1) Registrant's  Articles of Incorporation  are incorporated by reference to to Exhibit 3(1) to the Registrant's Registration Statement on form SB-2 filed with the Commission on September 26, 2001 (the "Registration Statement").

      (2) Registrant's Code of By-Laws is incorporated by reference to Exhibit 3(2) to the Registration Statement.

    10(a) City   Savings   Financial   Corporation   Stock   Option  Plan  is
          incorporated by reference to Exhibit 10(2) to the Registration Statement.

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

      (h) First Amendment to the City Savings Financial Corporation Employee Stock Ownership Plan and Trust Agreement (effective July 1, 2002) is incorporated by reference to Exhibit 10(h) of the Company's Form 10-KSB filed September 27, 2002.

    13    2003 Annual Report

    14    Code of Ethics

    21    Subsidiaries of the Registrant

    23    Consent of Independent Accountants

    31(1) CEO Certification

    31(2) CFO Certification

    32    Section 906 Certification