Form 10QSB
period 2003-09-30
CITY SAVINGS FINANCIAL CORP
filed 2003-11-14
CIK 1159404

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

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

Yes [  ]             No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 11, 2003 - 555,450 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets                             3

             Consolidated Condensed Statements of Income                       4

             Consolidated Condensed Statements of  Comprehensive Income        5

             Consolidated Condensed Statements of Cash Flows                   6

             Notes to Unaudited Consolidated Condensed Financial Statements    7

Item 2.   Management's Discussion and Analysis or Plan of Operation           12
Item 3.   Controls and Procedures                                             15


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15
Item 2.   Changes in Securities and Use of Proceeds                           16
Item 3.   Defaults Upon Senior Securities                                     16
Item 4.   Submission of Matters to a Vote of Security Holders                 16
Item 5.   Other Information                                                   16
Item 6.   Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

OFFICER CERTIFICATIONS                                                        18

Item 1.  Financial Statements

                       CITY SAVINGS FINANCIAL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                         Sept. 30, June 30,
                                                           2003      2003

                                                        (Unaudited)
Assets
   Cash and due from banks                              $  1,709   $  1,263
   Interest-bearing demand deposits                          157      3,689
                                                        -------------------
      Cash and cash equivalents                            1,866      4,952
   Interest-bearing time deposits                            299        299
   Investment securities available for sale               13,542     12,187
   Investment securities held to maturity                    227        249
                                                        -------------------
         Total Investment Securities                      13,769     12,436
   Loans, net of allowances for loan losses
      of $1,239 and $1,097                               110,192    103,674
   Loans available for sale                               13,822     13,426
   Premises and equipment                                  1,982      1,456
   Federal Home Loan Bank stock                            1,599      1,082
   Interest receivable                                       708        676
   Other assets                                            3,187      1,839
                                                        -------------------
         Total assets                                   $147,424   $139,840
                                                        ===================

Liabilities
   Deposits
      Non-interest bearing                              $  2,115   $  5,232
      Interest bearing                                    99,179     98,347
                                                        -------------------
         Total deposits                                  101,294    103,579
   Federal Home Loan Bank advances                        26,592     16,160
   Other Borrowings                                        5,137      6,010
   Other liabilities                                       2,897      3,016
                                                        -------------------
         Total liabilities                               135,920    128,765
                                                        -------------------
Commitments and Contingencies
Equity Received From Contributions to the ESOP                67         67
Shareholders' Equity
   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450                     4,598      4,598
   Retained earnings                                       7,153      6,738
   Unearned recognition and retention plan                  (367)      (367)
   Accumulated other comprehensive income                    (14)        39
                                                        -------------------
   Total shareholders' equity                             11,437     11,008
                                                        -------------------
         Total liabilities and shareholders' equity     $147,424   $139,840
                                                        ===================


See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                  Three Months Ended
                                                            Sept. 30, 2003  Sept. 30, 2002
--------------------------------------------------------------------------------------------
Interest income
   Loans receivable                                               $2,017       $1,313
   Investment securities                                             133          109
   Federal Home Loan Bank stock                                       13            8
   Interest-bearing deposits                                           9           10
                                                                  -------------------
      Total interest income                                        2,172        1,440
                                                                  -------------------
Interest expense
   Deposits                                                          608          531
   Borrowed funds                                                    214           79
                                                                  -------------------
      Total interest expense                                         822          610
                                                                  -------------------

Net interest income                                                1,350          830
   Provision for loan losses                                         177           55
                                                                  -------------------
Net interest income after provisions                               1,173          775
                                                                  -------------------

Other income
   Service charges on deposit accounts                                33           26
   Net realized gains on sales of available-for-sale securities       38           26
   Net gains on loan sales                                           101           30
   Commission income                                                   4           29
   Other income
                                                                     124           35
                                                                  -------------------
      Total other income                                             300          146
                                                                  -------------------

Other expenses
   Compensation and benefits                                         359          315
   Net occupancy expenses                                             45           29
   Equipment expense                                                  37           35
   Professional fees                                                  42           36
   Advertising and promotion                                          33           32
   Data processing                                                    59           41
   Other expenses                                                    109           93
                                                                  -------------------
      Total other expenses                                           684          581
                                                                  -------------------

Income before income tax                                             789          340
   Income tax expense                                                307          130
                                                                  -------------------

Net income                                                        $  482       $  210
                                                                  ===================

Basic Earnings per share                                          $ 0.98       $ 0.38
Diluted Earnings per share
                                                                    0.96         0.38

See notes to consolidated condensed financial statements.


                       CITY SAVINGS FINANCIAL CORPORATION
            Consolidated Condensed Statements of Comprehensive Income
                          (Unaudited and In Thousands)

                                                                          Three Months Ended

                                                                Sept. 30, 2003         Sept. 30, 2002
-----------------------------------------------------------------------------------------------------------
Net income                                                          $    482             $    210
Other comprehensive income, net of tax
   Unrealized gains/(losses) on securities available for sale

      Unrealized holding gains arising during the period,                (53)                  37
      net of tax expense (benefit) of ($35) and $24.
                                                                    --------------------------------------
Comprehensive income                                                $    429             $    247
                                                                    ======================================


See notes to consolidated condensed financial statements.



                       CITY SAVINGS FINANCIAL CORPORATION
                 Consolidated Condensed Statement of Cash Flows
                          (Unaudited and In Thousands)

                                                                                         Three-months ended September 30,
                                                                                             2003               2002
Operating Activities
   Net income                                                                              $     482           $   210
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                                  177                55
      Depreciation                                                                                23                24
      Investment securities accretion, net                                                        26                (1)
      Investment securities gains                                                                (38)              (26)
      Mortgage Loans originated for sale                                                    (112,593)           (2,412)
      Proceeds from sale of mortgage loans                                                   112,298             1,660
      Gains on sale of loans                                                                    (101)              (30)
      Net change in
         Interest receivable                                                                     (32)              (39)
         Other assets                                                                         (1,348)              102
         Other liabilities                                                                       (84)              536
                                                                                           ---------------------------
            Net cash provided by operating activities                                         (1,190)               79
                                                                                           ---------------------------

Investing Activities

   Net change in interest-bearing time deposits                                                    0               497
   Purchases of securities available for sale                                                 (4,525)           (4,308)
   Proceeds from sales of securities available for sale                                        1,681             2,062
   Proceeds from maturities of securities available for sale                                   1,414               763
   Proceeds from maturities and paydowns of securities held to maturity                           21                16
   Net changes in loans                                                                       (6,695)          (18,175)
   Purchases of premises and equipment                                                          (549)              (43)
   Purchase of FHLB stock                                                                       (517)             (339)
                                                                                           ---------------------------
         Net cash used by investing activities                                                (9,170)          (19,527)
                                                                                           ---------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                             (2,353)              411
      Certificate of deposits                                                                     68            11,238
   Proceeds from FHLB advances                                                                29,900            13,500
   Payments on FHLB advances                                                                 (19,468)           (4,547)
   Payments on other borrowings                                                                 (873)
                                                                                           ---------------------------
         Net cash provided by financing activities                                             7,274            20,602
                                                                                           ---------------------------

Net Change in Cash and Cash Equivalents                                                       (3,086)            1,154

Cash and Cash Equivalents, Beginning of Year                                                   4,952             3,215

Cash and Cash Equivalents, End of Period                                                   $   1,866         $   4,369
                                                                                           ===========================

Additional Cash Flows Information
   Interest paid                                                                           $     817         $     584
   Income tax paid                                                                               726                67

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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-KSB for the year ended June 30, 2003 filed with the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the unaudited consolidated condensed financial statements have been included. The results of operations for the three-month periods ended September 30, 2003 and 2002, are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of the Company as of June 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

The Company has a stock-based employee compensation plan, which was adopted at the Company's annual meeting of Shareholders on October 23, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                       CITY SAVINGS FINANCIAL CORPORATION
         Notes to Unaudited Consolidated Condensed Financial Statements
      (Table dollar amounts in thousands except per share and share data)

                                                               Three Months Ended        Three Months Ended
                                                                 Sept. 30, 2003            Sept. 30, 2002
                                                            --------------------------------------------------
     Net income, as reported                                              $482                   $210
     Less:  Total stock-based employee compensation cost
        determined under the fair value based method, net
        of income taxes                                                      9                      0
                                                            --------------------------------------------------

     Pro forma net income                                                 $473                   $210
                                                            ==================================================

     Earnings per share:
         Basic - as reported                                          $   0.98              $    0.38
         Basic - pro forma                                            $   0.96              $     N/A
         Diluted - as reported                                        $   0.96              $    0.38
         Diluted - pro forma                                          $   0.94              $     N/A


Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank and the Bank's subsidiary, City Savings Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.


Note 3: Effect of Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity

SFAS 150 was effective for public entities' mandatorily redeemable financial instruments on July 1, 2003. The Company has determined that it has no such instruments covered under this statement.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement clarifies reporting of contracts as either derivatives or hybrid instruments. The Company has determined that it has no such instruments covered under this statement.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated

                       CITY SAVINGS FINANCIAL CORPORATION
         Notes to Unaudited Consolidated Condensed Financial Statements
      (Table dollar amounts in thousands except per share and share data)


with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities that were created or acquired after January 31, 2003. The effective date for entities in which the Company had a variable interest prior to February 1, 2003 was originally July 1, 2003 but the FASB delayed the effective date for these entities to December 15, 2003. The Company adopted FIN 46 on a prospective basis and, accordingly, will not restate prior periods.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, which provides guidance for transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been adjusted to the proforma amounts indicated in
Note 1.

In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant FIN 45 instruments of the Company are standby letters of credit. The Company has determined that its standby letters of credit obligations under FIN 45 are not material for disclosure.

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


Note 4: Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding less shares held by the ESOP that are unallocated and not committed to be released and less shares held by the RRP. For the three month period ended September 30, 2003, the weighted average number of common shares used to compute basic earnings per share was 493,240. For the three month period ended September 30, 2002, the weighted average number of common shares used to compute basic earnings per share was 555,450.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options. For the three month period ended September 30, 2003, the weighted average number of common shares used to compute diluted earnings per share was 504,000. For the three months September 30, 2002, the weighted average number of common shares used to compute diluted earnings per share was 555,450.


Note 5:  Loans and Allowance
                                                                      September 30,        June 30,
                                                                          2003               2003
                                                                      -----------------------------
Commercial and industrial loans not secured by real property            $  15,425         $  11,874
Residential real estate loans                                              53,393            53,888
Commercial real estate loans                                               25,422            21,514
Construction loans                                                          9,372             9,089
Individuals' loans for household and other personal expenditures           23,758            23,744
                                                                      -----------------------------
                                                                          127,370           120,109
Unamortized deferred loan fees, net                                          (157)             (107)
Undisbursed portion of loans                                               (1,960)           (1,805)
Allowance for loan losses                                                  (1,239)           (1,097)
                                                                      -----------------------------
   Total Loans (including loans available for sale)                     $ 124,014         $ 117,100
                                                                      -----------------------------



                                                                            Three Months Ended
                                                                       Sept. 30,          Sept. 30,
                                                                          2003              2002
                                                                      -----------------------------
Allowance for loan losses
  Balances, July 1, 2003 and 2002                                       $   1,097         $     579
  Provision for losses                                                        177                55
  Recoveries on loans                                                           0                 0
  Loans charged off                                                           (35)              (12)
                                                                      -----------------------------
  Balances, September 30, 2003 and 2002                                 $   1,239         $     622
                                                                      -----------------------------

                       CITY SAVINGS FINANCIAL CORPORATION
         Notes to Unaudited Consolidated Condensed Financial Statements
      (Table dollar amounts in thousands except per share and share data)

Note 6:  Nonperforming assets

                                                        Sept. 30,      June 30,
                                                          2003           2003
                                                        -----------------------

Nonperforming loans:
 Non-accrual                                             $2,502         $2,354
 Loans more than 90 days past due and still accruing          0              0
 Trouble debt restructurings                                631            163
                                                        -----------------------
                                                          3,133          2,517
 Foreclosed assets                                           38             42
                                                        -----------------------
Total nonperforming assets                               $3,171         $2,559
                                                        -----------------------
Nonperforming loans to total loans                         2.53%          2.15%

Nonperforming assets to total assets                       2.15%          1.83%


Note 7:  Past Due Loans

  Balances at:                              September 30, 2003            June 30, 2003
                                            -------------------           -------------
                                            30-89       90 Days        30-89        90 Days
                                            Days       and Over         Days        and Over
Commercial and industrial loans
     not secured by real property          $1,823        $   38        $  357        $   81
Real estate loans                           2,406         1,992         4,660         1,936
Construction loans                          1,436           135         1,101          --
Individuals' loans for household
    and other personal expenditures           750            59           576            67
                                           ------------------------------------------------
 Total                                     $6,415        $2,224        $6,694        $2,084
                                           ------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Foreclosed asset and real estate acquired for development. Foreclosed assets and real estate acquired for development are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

Capital Requirements

In connection with the Company's application to establish a new full service branch in Chesterton, Indiana, the Indiana Department of Financial Institutions asked the Company to make certain commitments concerning capital at the Bank. In this regard, the Bank's Board of Directors has adopted resolutions committing the Bank to maintain a Tier 1 Leverage Capital Ratio of at least 8% of total assets and a Risk-based Capital Ratio of at least 11% of risk-weighted assets.


Loans Purchased Under Agreements to Resell

In September of 2002, the Company entered into mortgage loan repurchase agreements with two mortgage companies. Through these agreements, the Company buys conventional single family mortgage loans from the mortgage companies at par and subsequently resells the loan to the mortgage companies or others for transfer to an end investor. During the holding period, which typically lasts thirty days, the Company earns a prime based return and fee income. The Company had $13.5 million in loans outstanding purchased under agreements to resell at September 30, 2003 and reports these loans as residential mortgage loans. During the three months ended September 30, 2003, the Company recorded interest income of $373,000 and fee income of $31,000 on loans purchased via the program.

The Company's primary federal regulator, the Office of Thrift Supervision, has asked the Company to limit the outstanding balance of loans purchased from any one mortgage company to 25% of the Bank's capital and unimpaired surplus which is substantially below the limits currently in place. The Company has agreed and has given the Mortgage Company's 120 days notice per the terms of the outstanding agreements. The new limits take effect on October 31, 2003 which could have a negative impact on earnings going forward.


Financial Condition

Total assets at September 30, 2003 were $147.4 million compared to $139.8 million at June 30, 2003, an increase of $7.6 million, or 5.4%. The increase in assets was primarily attributable to an increase in net loans of $6.5 million or 6.3% which was largely due to an increase in the commercial non-mortgage loan portfolio of $3.6 million and an increase in the commercial mortgage loan portfolio of $3.9 million. Other assets increased $1.3 million or 73.3% due to the purchase of bank owned life insurance and investment securities increased $1.3 million or 10.7%.

The Company's allowance for loan losses increased $142,000 or 12.9% to $1.2 million at September 30, 2003, from $1.1 million at June 30, 2003. Over this same time period loans on non-accrual status increased $148,000 or 6.3% to $2.5 million at September 30, 2003. Although management believes that its allowance for loan losses at September 30, 2003 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company's results of operations.

Total deposits decreased $2.3 million or 2.2%, to $101.3 million at September 30, 2003 from $103.6 million at June 30, 2003. The decrease in deposits was attributable to a $3.1 million decrease in non-interest bearing deposits, a $504,000 decrease in savings account balances partially offset by a $1.3 million increase in demand and money market account balances and a $68,000 increase in certificate of deposit balances. The decrease in non-interest bearing deposits is largely due to reduced balances held by the two mortgage companies the Company purchases loans from under agreements to resell. The increase in NOW and money market account balances is attributable to an increase in promotional and marketing efforts by management to grow the base of these accounts.

Advances from the Federal Home Loan Bank increased $10.4 million to $26.6 million at September 30, 2003 from $16.2 million at June 30, 2003. The Company utilized advances to fund loan growth. The weighted average cost of Federal Home Loan Bank advances at

September 30, 2003 was 2.13% with a weighted average remaining maturity of 1.4 years.

Shareholders' equity totaled $11.5 million at September 30, 2002, an increase of $429,000 or 3.9% from $11.1 million at June 30, 2002. The increase resulted from net income for the three months ended September 30, 2003 of $482,000 which was partially offset by the after-tax decrease in the unrealized gain on the available-for-sale investment portfolio of $53,000.


Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

General. Net income for the three months ended September 30, 2003 was $482,000, an increase of $272,000 or 129.5% from the $210,000 reported for the period ended September 30, 2002. The increase in income in the 2003 period was primarily attributable to an increase in net interest income of $520,000 and an increase in other income of $154,000, which was partially offset by an increase in other expenses of $103,000.

Interest Income. Interest income for the three months ended September 30, 2003 increased $732,000 or 50.8% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a decrease in the average yield on interest-earning assets of 107 basis points to 5.70% for the three months ended September 30, 2003 from 6.77% for the three months ended September 30, 2002.

Interest Expense. Interest expense on deposits for the three months ended September 30, 2003 was $608,000 compared to $531,000 for the same period last year, an increase of $77,000 or 14.5%. The increase in interest expense was primarily the result of an increase in average outstanding balances which was partially offset by a period to period decrease in the average cost of deposits. Interest expense on borrowed funds totaled $214,000 for the three months ended September 30, 2003, an increase of $135,000 from the comparable period in 2002. The increase resulted primarily from an increase in the average borrowings period-to-period. The average cost of total interest-bearing liabilities for the three months ended September 30, 2003 was 2.31% compared to 3.20% for the three months ended September 30, 2002.

Net Interest Income. Net interest income of $1.4 million for the three months ended September 30, 2003 reflects an increase of $520,000 or 62.7% from the same period in 2002. The increase in net interest income was primarily the result of growth in the Company's interest-earning assets partially offset by a decrease in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.39% for the three months ended September 30, 2003 from 3.57% for the same period last year.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $177,000 provision for losses on loans for the three months ended September 30, 2003, which was $122,000 greater the level of provisions recorded in the same period last year. The current provision was predicated on the increase in the level of nonperforming loans year-to-year, an overall increase in the loan portfolio as well as increases in the commercial loan portfolios. While management believes that the allowance for loan losses is adequate at September 30, 2003, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the three months ended September 30, 2003 was $300,000 compared to $146,000 for the three months ended September 30, 2002, an increase of $154,000 or 105.5%. The increase in noninterest income was primarily the result of a $71,000 increase in net gains on loan sales, an $89,000 increase in other income and a $12,000 increase in net gains on sales of available-for-sale securities. The increase in other income is largely due to fee income booked on loans purchased under agreements to resell and income recorded on the Company's investment in bank owned life insurance. Partially offsetting the increase in noninterest income is a $25,000 decrease in commission income which is attributable to the Company's sale of its property and casualty and health insurance lines of business to Michiana Insurance on January 2, 2003.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2003 was $684,000 compared to $581,000 for the three months ended September 30, 2002, an increase of $103,000 or 17.7%. Several factors contributing to the increase were a $44,000 increase in compensation expense, an $18,000 increase in data processing expenses, a $16,000 increase in other expenses and an $8,000 increase in professional fees. The increase in compensation expense was primarily attributable to normal salary increases, staffing increases and expenses related to the Company's Recognition and Retention Plan.

Income Taxes. The provision for income taxes totaled $307,000 for the three months ended September 30, 2003, an increase of $177,000 or 136.2%, as compared to the same period in 2002. The effective tax rates amounted to 38.9% and 38.2% for the three months ended September 30, 2003 and 2002, respectively.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3. Controls and Procedures


     A. Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure contols and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

     B. Changes in internal controls. There were no significant changes in the Company's internal control or financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

The Company is also subject to other claims and lawsuits which arise in the normal course of business. There were no other lawsuits pending or known to be contemplated against the Company at September 30, 2003 that would have a material effect on the Company's operations or income.

Item 2.     Changes in Securities and Use of Proceeds

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

               (a) Exhibit 31(1) CEO Certification required by 17C.F.R. Section 240.13a-14(a)

                    Exhibit 31(2) CFO Certification required by 17C.F.R. Section 240.13a-14(a)

                    Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b) During the quarter ended September 30, 2003, the Holding Company filed a Form 8-K on September 4, 2003, to report on the results of operations for the quarter and year ended June 30, 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CITY SAVINGS FINANCIAL CORPORATION


Date:      November 14, 2003             By: /s/ Thomas F. Swirski
           -----------------             -----------------------------------
                                         Thomas F. Swirski
                                         President and Chief Executive Officer


Date:      November 14, 2003             By: /s/ George L. Koehm
           -----------------             -----------------------------------
                                         George L. Koehm
                                         Treasurer and Controller