Form 10QSB
period 2003-12-31
CITY SAVINGS FINANCIAL CORP
filed 2004-02-17
CIK 1159404

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003 OR

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

Yes [  ]      No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 11, 2004 - 555,450 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

             Consolidated Condensed Balance Sheets                             3

             Consolidated Condensed Statements of Income                       4

             Consolidated Condensed Statements of  Comprehensive Income        5

             Consolidated Condensed Statements of Cash Flows                   6

             Notes to Unaudited Consolidated Condensed Financial Statements    7

Item 2.    Management's Discussion and Analysis or Plan of Operation          12
Item 3.    Controls and Procedures                                            16


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16
Item 2.    Changes in Securities and Use of Proceeds                          17
Item 3.    Defaults Upon Senior Securities                                    17
Item 4.    Submission of Matters to a Vote of Security Holders                17
Item 5.    Other Information                                                  17
Item 6.    Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                    18

EXHIBITS

Item 1.  Financial Statements

                                 CITY SAVINGS FINANCIAL CORPORATION
                               Consolidated Condensed Balance Sheets
                                       (Dollars in Thousands)


                                                           Dec. 31,                   June 30,
                                                             2003                       2003
                                                          (Unaudited)
Assets
   Cash and due from banks                              $   1,238                    $   1,263
   Interest-bearing demand deposits                         1,434                        3,689
                                                        ------------------------------------------
      Cash and cash equivalents                             2,672                        4,952
   Interest-bearing time deposits                             299                          299
   Investment securities available for sale                16,261                       12,187
   Investment securities held to maturity                     209                          249
                                                        ------------------------------------------
         Total Investment Securities                       16,470                       12,436
   Loans, net of allowances for loan losses of $1,304
         and $1,097                                       115,658                      103,674
   Loans available for sale                                 2,077                       13,426
   Premises and equipment                                   3,208                        1,456
   Federal Home Loan Bank stock                             1,616                        1,082
   Interest receivable                                        696                          676
   Other assets                                             3,726                        1,839
                                                        ------------------------------------------
         Total assets                                   $ 146,422                      139,840
                                                        ==========================================

Liabilities
   Deposits
      Non-interest bearing                              $   2,393                    $   5,232
      Interest bearing                                     94,218                       98,347
                                                        ------------------------------------------
         Total deposits                                    96,611                      103,579
   Federal Home Loan Bank advances                         27,486                       16,160
   Other Borrowings                                         8,058                        6,010
   Other liabilities                                        2,483                        3,016
                                                        ------------------------------------------
         Total liabilities                                134,638                      128,765
                                                        ------------------------------------------
Commitments and Contingencies
Equity Received From Contributions to the ESOP                186                           67
Shareholders' Equity
   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450                      4,598                        4,598
   Retained earnings                                        7,387                        6,738
   Unearned recognition and retention plan                   (326)                        (367)
   Accumulated other comprehensive income (loss)              (61)                          39
                                                        ------------------------------------------
   Total shareholders' equity                              11,598                       11,008
                                                        ------------------------------------------
         Total liabilities and shareholders' equity     $ 146,422                    $ 139,840
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

                                                       CITY SAVINGS FINANCIAL CORPORATION
                                                  Consolidated Condensed Statements of Income
                                                                  (Unaudited)
                                                     (In Thousands, Except Per Share Data)

                                                                       Three Months Ended          Six Months Ended
                                                                           December 31,               December 31,
                                                                  ----------------------------------------------------------
                                                                        2003          2002          2003          2002
                                                                  ----------------------------------------------------------
Interest income
   Loans receivable                                                   $ 1,734       $ 1,683       $ 3,752        $ 2,966
   Investment securities                                                  159           134           292            243
   Federal Home Loan Bank stock                                            18            12            30             20
   Interest-bearing deposits                                                7            12            16             22
                                                                  ----------------------------------------------------------
      Total interest income                                             1,918         1,841         4,090          3,281
                                                                  ----------------------------------------------------------

Interest expense
   Deposits                                                               568           615         1,176          1,146
   Borrowed funds                                                         198           132           411            211
                                                                  ----------------------------------------------------------
      Total interest expense                                              766           747         1,587          1,357
                                                                  ----------------------------------------------------------

Net interest income                                                     1,152         1,094         2,503          1,924
   Provision for loan losses                                               79           126           256            181
                                                                  ----------------------------------------------------------
Net interest income after provisions                                    1,073           968          2,247          1,743
                                                                  ----------------------------------------------------------

Other income
   Service charges on deposit accounts                                     32            30            66             56
   Net realized gains on sales of available-for-sale securities            35            44            73             70
   Net gains on loan sales                                                 47           121           147            151
   Commission income                                                        1            35             5             64
   Other income                                                            54            60           178             95
                                                                  ----------------------------------------------------------
      Total other income                                                  169           290           469            436
                                                                  ----------------------------------------------------------

Other expenses
   Compensation and benefits                                              412           388           771            703
   Net occupancy expenses                                                  43            29            88             58
   Equipment expense                                                       49            48            86             83
   Professional fees                                                       35            45            77             81
   Advertising and promotion                                               43            44            75             76
   Data processing                                                         59            47           119             88
   Other expenses                                                         121           133           230            226
                                                                  ----------------------------------------------------------
      Total other expenses                                                762           734         1,446          1,315
                                                                  ----------------------------------------------------------

Income before income tax                                                  480           524         1,270            864
   Income tax expense                                                     175           205           483            335
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

Net income                                                            $   305       $   319       $   787        $   529
                                                                  ==========================================================

Basic Earnings per share                                              $  0.62       $  0.62       $  1.59        $  1.04
Diluted Earnings per share                                               0.60          0.62          1.55           1.03
Dividends per share                                                      0.25          0.20          0.25           0.20
                                                                  ----------------------------------------------------------


See notes to consolidated condensed financial statements.


                                                       CITY SAVINGS FINANCIAL CORPORATION
                                           Consolidated Condensed Statements of Comprehensive Income
                                                          (Unaudited and In Thousands)

                                                                           Three Months Ended         Six Months Ended
                                                                            December 31,                    December 31,
                                                                    --------------- ------------ -------------- ------------
                                                                         2003          2002          2003          2002
                                                                    --------------- ------------ -------------- ------------

Net income                                                              $  305        $ 319         $ 787         $ 529
Other comprehensive income, net of tax
   Unrealized gains/(losses) on securities available for sale

      Unrealized holding gains/(losses) arising during the period,         (47)          30          (100)           67
      net of tax expense (benefit) of ($31), $20, ($66) and 44.
                                                                    --------------- ------------ -------------- ------------
Comprehensive income                                                    $  258        $ 349         $ 687         $ 596
                                                                    =============== ============ ============== ============


See notes to consolidated condensed financial statements.


                                                       CITY SAVINGS FINANCIAL CORPORATION
                                                 Consolidated Condensed Statement of Cash Flows
                                                         (Unaudited and In Thousands)

                                                                                   Six-months ended December 31,
                                                                                           2003           2002
Operating Activities

   Net income                                                                           $     787       $    529
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                               256            181
      Depreciation                                                                             51             58
      Investment securities accretion, net                                                     52             (3)
      Investment securities gains                                                             (73)           (70)
      Mortgage Loans originated for sale                                                 (116,811)        (8,222)
      Proceeds from sale of mortgage loans                                                128,308          8,105
      Gains on sale of loans                                                                 (147)          (151)
      Net change in
         Interest receivable                                                                  (20)          (216)
         Other assets                                                                      (1,887)           (17)
         Other liabilities                                                                   (467)           261
                                                                                        ------------------------
          Net cash provided by operating activities                                        10,049            455
                                                                                        ------------------------

Investing Activities

   Net change in interest-bearing time deposits                                                 0            695
   Purchases of securities available for sale                                             (11,236)        (8,755)
   Proceeds from sales of securities available for sale                                     5,303          3,118
   Proceeds from maturities of securities available for sale                                1,714          1,163
   Proceeds from maturities and paydowns of securities held to maturity                        40             33
   Net changes in loans                                                                   (12,240)       (51,287)
   Purchases of premises and equipment                                                     (1,803)           (63)
   Purchase of FHLB stock                                                                    (534)          (590)
                                                                                        ------------------------
         Net cash used by investing activities
                                                                                          (18,756)       (55,686)
                                                                                        ------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                          (1,084)           977
      Certificate of deposits                                                              (5,884)        37,334
   Proceeds from FHLB advances                                                             36,900         17,700
   Payments on FHLB advances                                                              (25,574)        (4,610)
   Proceeds on other borrowings                                                             2,048          3,669
   Common stock dividends                                                                    (139)          (111)
   Other financing activities                                                                 160             67
                                                                                        ------------------------
         Net cash provided by financing activities                                          6,427         55,026
                                                                                        ------------------------

Net Change in Cash and Cash Equivalents                                                    (2,280)          (205)
Cash and Cash Equivalents, Beginning of Year                                                4,952          3,215
                                                                                        ------------------------
Cash and Cash Equivalents, End of Period                                                $   2,672       $  3,010
                                                                                        ========================

Additional Cash Flows Information

   Interest paid                                                                        $   1,030       $  1,071
   Income tax paid                                                                          1,108            198

See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                      Condensed Financial Statements (Table
                     dollar amounts in thousands except per
                              share and share data)

City Savings Financial Corporation (the "Company") is an Indiana company that was formed on September 20, 2001 for the purpose of owning all of the capital stock of the Michigan City Savings and Loan Association (the "Bank") following the completion of the Bank's mutual-to-stock conversion. The Company offered for sale 555,450 shares of its outstanding common stock in a public offering to eligible depositors at $10.00 per share, which was completed on December 27, 2001. Prior to that date, the Company had no assets or liabilities.

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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-KSB for the year ended June 30, 2003 filed with the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the unaudited consolidated condensed financial statements have been included. The results of operations for the three and six-month periods ended December 31, 2003 and 2002, are not necessarily indicative of the results which may be expected for the entire year.

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


                                                                     Three Months Ended    Three Months Ended Dec.
                                                                       Dec. 31, 2003              31, 2002
                                                                  --------------------------------------------------

           Net income, as reported                                              $305                   $319
           Less:  Total stock-based employee compensation cost
              determined under the fair value based method, net
              of income taxes                                                    (9)                   (16)
                                                                  --------------------------------------------------

           Pro forma net income                                                 $296                   $303
                                                                  ==================================================

           Earnings per share:
               Basic - as reported                                          $   0.62              $    0.62
               Basic - pro forma                                            $   0.60              $    0.59
               Diluted - as reported                                        $   0.60              $    0.62
               Diluted - pro forma                                          $   0.58              $    0.59




                                                                      Six Months Ended        Six Months Ended
                                                                        Dec. 31, 2003           Dec. 31, 2002
                                                                  --------------------------------------------------

           Net income, as reported                                              $787                   $529
           Less:  Total stock-based employee compensation cost
              determined under the fair value based method, net
              of income taxes                                                   (18)                   (32)
                                                                  --------------------------------------------------

           Pro forma net income                                                 $769                   $497
                                                                  ==================================================

           Earnings per share:
               Basic - as reported                                          $   1.59              $    1.04
               Basic - pro forma                                            $   1.56              $    0.97
               Diluted - as reported                                        $   1.55              $    1.03
               Diluted - pro forma                                          $   1.51              $    0.97


Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank and the Bank's subsidiary, City Savings Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Effect of Recent Accounting Pronouncements


In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS No. 150 on certain mandatorily redeemable noncontrolling interests. The effect of the ultimate adoption is not expected to have any impact on the results of operations, financial position or cash flows of the Company.

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, and in December 2003 the FASB deferred certain effective dates of
Interpretation No. 46. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ending after March 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company has determined that the adoption of Interpretation 46 will not have a material impact on its results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement clarifies reporting of contracts as either derivatives or hybrid instruments. The Company has determined that it has no such instruments.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

In December 2003, the FASB the FASB deferred certain effective dates for Interpretation No. 46. The Company does not believe FIN 46 will have any impact on its results of operations, financial position or cash flows.

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

Note 4: Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding less shares held by the ESOP that are unallocated and not committed to be released and shares held by the RRP. For the three and six month periods ended December 31, 2003, the weighted average number of common shares used to compute basic earnings per share was 495,682 and 494,169, respectively. For the three and six month periods ended December 31, 2002, the weighted average number of common shares used to compute basic earnings per share was 511,062 and 511,038, respectively.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options. For the three and six month periods ended December 31, 2003, the weighted average number of common shares used to compute diluted earnings per share was 511,321 and 507,732, respectively. For the three and six month periods ended December 31, 2002, the weighted average number of common shares used to compute diluted earnings per share was 512,082 and 511,232, respectively.

Note 5:  Loans and Allowance

                                                                             December 31,         June 30,
                                                                                 2003                2003
                                                                           -------------------------------

Commercial and industrial loans not secured by real property........         $   18,325       $   11,874
Residential real estate loans.......................................             43,129           53,888
Commercial real estate loans........................................             26,469           21,514
Construction loans..................................................             12,698            9,089
Individuals' loans for household and other personal expenditures..               23,360           23,744
                                                                             ---------------------------
                                                                                123,981          120,109
Unamortized deferred loan fees, net.................................               (160)            (107)
Undisbursed portion of loans........................................             (4,782)          (1,805)
Allowance for loan losses...........................................             (1,304)          (1,097)
                                                                             ----------------------------

             Total Loans (including loans available for sale)                $  117,735       $  117,100
                                                                             ----------------------------

                       CITY SAVINGS FINANCIAL CORPORATION
      Notes to Unaudited Consolidated Condensed Financial Statements (Table
          dollar amounts in thousands except per share and share data)

                                                                                        Six Months Ended
                                                                                  Dec. 31,          Dec. 31,
                                                                                     2003               2002
                                                                                --------------------------------
Allowance for loan losses
  Balances, July 1, 2003 and 2002 ........................................      $   1,097          $     579
  Provision for losses....................................................            256                181
  Recoveries on loans.....................................................              0                  0
  Loans charged off.......................................................            (49)               (28)
                                                                                --------------------------------
  Balances, December 31, 2003 and 2002                                          $   1,304          $     732
                                                                                --------------------------------


Note 6:  Nonperforming assets

                                                                                  Dec. 31,            June 30,
                                                                                     2003               2003

Nonperforming loans:
 Non-accrual..............................................................      $   3,254          $    2,354
 Loans more than 90 days past due and still accruing..................                  0                   0
 Trouble debt restructurings..............................................            592                 163
                                                                                --------------------------------
                                                                                    3,846               2,517
 Foreclosed assets........................................................             75                  42
                                                                                --------------------------------
Total nonperforming assets................................................      $   3,921          $    2,559
                                                                                --------------------------------

Nonperforming loans to total loans.......................................            3.27%               2.15%

Nonperforming assets to total assets.....................................            2.68%               1.83%


Note 7:  Past Due Loans

  Balances at:                                  December 31, 2003                   June 30, 2003
                                              --------------------              -------------------
                                              30-89       90 Days               30-89      90 Days
                                               Days       and Over               Days      and Over
Commercial and industrial loans
     not secured by real property......       $  340      $   37                $  357     $   81
Real estate loans.......................       5,579       2,957                 4,660      1,936
Construction loans.....................           38           0                 1,101          -
Individuals' loans for household
    and other personal expenditures...           423         260                   576         67
                                              -----------------------------------------------------

 Total                                        $ 6,380     $3,254                $6,694     $2,084
                                              -----------------------------------------------------

                       CITY SAVINGS FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

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


Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see Note 1 to the Consolidated Financial Statements in the Company's 2003 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2003 Annual Report.


Loans Purchased Under Agreements to Resell

In September of 2002, the Company entered into mortgage loan repurchase agreements with two mortgage companies. Through these agreements, the Company buys conventional single family mortgage loans from the mortgage companies at par and subsequently resells the loan to the mortgage companies or others for transfer to an end investor. During the holding period, which typically lasts thirty days, the Company earns a prime based return and fee income. The Company had $1.7 million in loans outstanding purchased under agreements to resell at December 31, 2003 as compared to $12.9 million at June 30, 2003 and reports these loans as residential mortgage loans. During the six months ended December 31, 2003, the Company recorded interest income of $414,000 and fee income of $35,000 on loans purchased via the program.

The Company's primary federal regulator, the Office of Thrift Supervision ("OTS"), has asked the Company to limit the outstanding balance of loans purchased from any one mortgage company to 25% of the Bank's capital and unimpaired surplus which is substantially below the limits that were in place. The Company has agreed and has given the Mortgage Company's 120 days notice per the terms of the outstanding agreements. The new limits took effect on October 31, 2003 which could have a negative impact on earnings going forward.

Financial Condition

Total assets at December 31, 2003 were $146.4 million compared to $139.8 million at June 30, 2003, an increase of $6.6 million, or 4.7%. The increase in assets was primarily attributable to an increase in net loans of $12.0 million or 11.6%, an increase in investment securities available for sale of $4.1 million or 33.4%, an increase in other assets of $1.9 million or 102.6% and an increase in premises and equipment of $1.8 million or 120.3%. The increase in net loans was largely due to growth in the Company's commercial mortgage and nonmortgage loan portfolios. The increase in other assets was primarily attributable to the purchase of bank-owned life insurance and the increase in premises and equipment was due to the construction of the Chesterton branch and renovation of the Main Office facility. Partially offsetting the growth in assets was a $11.3 million or 84.5% decrease in loans available for sale resulting from reduced activity in the Company's warehouse lending activities.

The Company's allowance for loan losses increased $207,000 or 18.9% to $1.3 million at December 31, 2003, from $1.1 million at June 30, 2003. Over this same time period loans on non-accrual status increased $900,000 or 38.2% to $3.3 million at December 31, 2003. The increase in non-accrual loans was primarily attributable to two loans totaling $696,000 secured by commercial nonresidential real estate where the principals are experiencing cash flow difficulties. Although management believes that its allowance for loan losses at December 31, 2003 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company's results of operations.

Total deposits decreased $7.0 million or 6.7%, to $96.6 million at December 31, 2003 from $103.6 million at June 30, 2003. The decrease in deposits was attributable to a $5.9 million decrease in certificate of deposit balances, a $2.8 million decrease in non-interest bearing deposits, a $622,000 decrease in savings account balances partially offset by a $2.3 million increase in demand and money market account balances. The decrease in certificate of deposit balances is primarily attributable to the outflow of wholesale certificates of deposit and the decrease in non-interest bearing deposits is largely due to reduced balances held by the two mortgage companies the Company purchases loans from under agreements to resell. The increase in NOW and money market account balances is attributable to an increase in promotional and marketing efforts by management to grow the base of these accounts.

Advances from the Federal Home Loan Bank increased $11.3 million to $27.5 million at December 31, 2003 from $16.2 million at June 30, 2003. The Company utilized advances to fund loan growth. The weighted average cost of Federal Home Loan Bank advances at December 31, 2003 was 1.94% with a weighted average remaining maturity of 1.2 years.

Shareholders' equity totaled $11.8 million at December 31, 2003, an increase of $709,000 or 6.4% from $11.1 million at June 30, 2003. The increase resulted from net income for the six months ended December 31, 2003 of $787,000, a $119,000 increase in equity received from contributions to the ESOP and by $41,000 of shares held in the RRP Trust becoming vested and issued to plan participants which was partially offset by the after-tax decrease in the unrealized gain on the available-for-sale investment portfolio of $100,000.


Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002

General. Net income for the three months ended December 31, 2003 was $305,000, a decrease of $14,000 or 4.4% from the $319,000 reported for the period ended
December 31, 2002. The decrease in income in the 2003 period was primarily attributable to a decrease in other income of $121,000 and an increase in other expenses of $28,000, which was partially offset by an increase in net interest income of $58,000 and a decrease in the provision for loan losses of $47,000.

Interest Income. Interest income for the three months ended December 31, 2003 increased $77,000 or 4.2% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a decrease in the average yield on interest-earning assets of 68 basis points to 5.64% for the three months ended December 31, 2003 from 6.32% for the three months ended December 31, 2002.

Interest Expense. Interest expense on deposits for the three months ended December 31, 2003 was $568,000 compared to $615,000 for the same period last year, a decrease of $47,000 or 7.6%. The decrease in interest expense was primarily the result of a period to period decrease in the average cost of deposits which was partially offset by an increase in average outstanding balances. Interest expense on borrowed funds totaled $198,000 for the three months ended December 31, 2003, an increase of $66,000 from the comparable period in 2002. The increase resulted primarily from an increase in the average borrowings period-to-period. The average cost of total interest-bearing liabilities for the three months ended December 31, 2003 was 2.40% compared to 2.79% for the three months ended December 31, 2002.

Net Interest Income. Net interest income of $1.1 million for the three months ended December 31, 2003 reflects an increase of $58,000 or 5.3% from the same period in 2002. The increase in net interest income was primarily the result of growth in the Company's interest-earning assets partially offset by a decrease in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.24% for the three months ended December 31, 2003 from 3.53% for the same period last year.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $79,000 provision for losses on loans for the three months ended December 30, 2003, as compared to $126,000 recorded in the same period last year. The current provision was predicated on the increase in the level of nonperforming loans year-to-year, as well as increases in the commercial loan portfolios. While management believes that the allowance for loan losses is adequate at December 31, 2003, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the three months ended December 31, 2003 was $169,000 compared to $290,000 for the three months ended December 31, 2002, a decrease of $121,000 or 41.7%. The decrease in noninterest income was primarily the result of a $74,000 decrease in net gains on loan sales and a $34,000 decrease in commission income which is attributable to the Company's sale of its property and casualty and health insurance lines of business to Michiana Insurance on January 2, 2003.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2003 was $762,000 compared to $734,000 for the three months ended December 31, 2002, an increase of $28,000 or 3.8%. Several factors contributing to the increase were a $24,000 increase in compensation expense, a $14,000 increase in occupancy expenses and a $12,000 increase in data processing expenses. The increase in compensation expense was primarily attributable to normal salary increases and staffing increases.

Income Taxes. The provision for income taxes totaled $175,000 for the three months ended December 31, 2003, a decrease of $30,000 or 14.6%, as compared to the same period in 2002. The effective tax rates amounted to 36.5% and 39.1% for the three months ended December 31, 2003 and 2002, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2003 and 2002

General. Net income for the six months ended December 31, 2003 was $787,000, an increase of $258,000 or 48.8% from the $529,000 reported for the period ended December 31, 2002. The increase in income in the 2003 period was primarily attributable to an increase in net interest income of $579,000 and other income of $33,000 which was partially offset by an increase in other expenses of $131,000 and an increase in the provision for loan losses of $75,000.

Interest Income. Interest income for the six months ended December 31, 2003 increased $809,000 or 24.7% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a decrease in the average yield on interest-earning assets of 80 basis points to 5.67% for the six months ended December 31, 2003 from 6.47% for the six months ended December 31, 2002.

Interest Expense. Interest expense on deposits for the six months ended December 31, 2003 increased $30,000 or 2.6% compared to the same period last year. The increase in interest expense was primarily the result of an increase in average outstanding balances which was partially offset by a period to period decrease in the average cost of deposits. Interest expense on borrowed funds totaled $411,000 for the six months ended December 31, 2003, an increase of $200,000 from the comparable period in 2002. The increase resulted primarily from an increase in the average borrowings period-to-period. The average cost of total interest-bearing liabilities for the six months ended December 31, 2003 was 2.37% compared to 2.94% for the three months ended December 31, 2002.

Net Interest Income. Net interest income of $2.5 million for the six months ended December 31, 2003 reflects an increase of $579,000 or 30.1% from the same period in 2002. The increase in net interest income was primarily the result of growth in the Company's interest-earning assets partially offset by a decrease in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.30% for the six months ended December 31, 2003 from 3.53% for the same period last year.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $256,000 provision for losses on loans for the six months ended December 30, 2003, as compared to $181,000 recorded in the same period last year. The current provision was predicated on the increase in the level of nonperforming loans year-to-year, as well as increases in the commercial loan portfolios. While management believes that the allowance for loan losses is adequate at December 31, 2003, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the six months ended December 31, 2003 was $469,000 compared to $436,000 for the six months ended December 31, 2002, an increase of $33,000 or 7.6%. The increase in noninterest income was primarily the result of a $83,000 increase in other income and a $10,000 increase in service charges on deposit accounts which was partially offset by a $59,000 decrease in commission income which is attributable to the Company's sale of its property and casualty and health insurance lines of business to Michiana Insurance on January 2, 2003.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2003 was $1.4 million compared to $1.3 million for the six months ended December 31, 2002, an increase of $131,000 or 10.0%. Several factors contributing to the increase were a $68,000 increase in compensation expense, a $31,000 increase in data processing expenses and a $30,000 increase in occupancy expenses. The increase in compensation expense was primarily attributable to normal salary increases and staffing increases.

Income Taxes. The provision for income taxes totaled $483,000 for the six months ended December 31, 2003, an increase of $148,000 or 44.2%, as compared to the same period in 2002. The effective tax rates amounted to 38.0% and 38.8% for the six months ended December 31, 2003 and 2002, respectively.

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

Item 1. Legal Proceedings.

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

The Company is also subject to other claims and lawsuits which arise in the normal course of business. There were no other lawsuits pending or known to be contemplated against the Company at December 31, 2003 that would have a material effect on the Company's operations or income.

Item 2. Changes in Securities and Use of Proceeds.

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to Vote of Security Holders.

     On October 22, 2003 the Company had its annual meeting of shareholders. Stockholders voted on the following proposals:

Proposal One - Election of Directors

                               Term           For                 Withheld
Bruce W. Steinke           Three Year       452,046                1,608
Thomas F. Swirski          Three Year       451,878                1,776

Directors continuing in office are: Richard G. Cook, George L. Koehm and Mark T. Savinski.

Item 5. Other Information.

             None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 10(1). Deferred Compensation Agreement with George Koehm, dated September 1, 2003

          Exhibit 10(2). Deferred Compensation Agreement with Thomas Swirski, dated July 1, 2003

          Exhibit  31(1).  CEO  Certification   required  by  17C.F.R.   Section
          240.13a-14(a)

          Exhibit  31(2).  CFO  Certification   required  by  17C.F.R.   Section
          240.13a-14(a)

          Exhibit 32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) During the quarter ended December 31, 2003, the Holding Company filed a Form 8-K on November 11, 2003, to report on the results of operations for the quarter ended September 30, 2003.

                                   Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CITY SAVINGS FINANCIAL CORPORATION

Date:         February 16, 2004           By: /s/ Thomas F. Swirski
              -----------------           -----------------------------------
                                           Thomas F. Swirski
                                           President and Chief Executive Officer

Date:         February 16, 2004           By: /s/ George L. Koehm
              -----------------           -----------------------------------
                                           George L. Koehm
                                           Treasurer and Controller