Form 10QSB
period 2004-03-31
CITY SAVINGS FINANCIAL CORP
filed 2004-05-17
CIK 1159404

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 11, 2004 - 555,450 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets                              3

            Consolidated Condensed Statements of Income                        4

            Consolidated Condensed Statements of  Comprehensive Income         5

            Consolidated Condensed Statements of Cash Flows                    6

            Notes to Unaudited Consolidated Condensed Financial Statements     7

Item 2.  Management's Discussion and Analysis or Plan of Operation            11
Item 3.  Controls and Procedures                                              16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16
Item 2.  Changes in Securities and Small Business Issuer Purchases of
             Equity Securities                                                16
Item 3.  Defaults Upon Senior Securities                                      16
Item 4.  Submission of Matters to a Vote of Security Holders                  16
Item 5.  Other Information                                                    16
Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    18

EXHIBITS                                                                      19



Item 1.  Financial Statements

                       CITY SAVINGS FINANCIAL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                            March 31,            June 30,
                                                               2004               2003
                                                           (Unaudited)
Assets
   Cash and due from banks                                  $   2,114          $   1,263
   Interest-bearing demand deposits                             2,322              3,689
                                                            ----------------------------
      Cash and cash equivalents                                 4,436              4,952
   Interest-bearing time deposits                                 299                299
   Investment securities available for sale                    12,382             12,187
   Investment securities held to maturity                         198                249
                                                            ----------------------------
         Total Investment Securities                           12,580             12,436
   Loans, net of allowances for loan losses
        of $1,439 and $1,097                                  120,750            103,674
   Loans available for sale                                     1,958             13,426
   Premises and equipment                                       3,646              1,456
   Federal Home Loan Bank stock                                 1,635              1,082
   Interest receivable                                            630                676
   Other assets                                                 3,451              1,839
                                                            ----------------------------
         Total assets                                       $ 149,385          $ 139,840
                                                            ============================

Liabilities
   Deposits
      Non-interest bearing                                  $   2,714          $   5,232
      Interest bearing                                         99,963             98,347
                                                            ----------------------------
         Total deposits                                       102,677            103,579
   Federal Home Loan Bank advances                             27,986             16,160
   Other borrowings                                             5,155              6,010
   Other liabilities                                            1,562              3,016
                                                            ----------------------------
         Total liabilities                                    137,380            128,765
                                                            ----------------------------
Commitments and Contingencies
Equity Received From Contributions to the ESOP                    186                 67
Shareholders' Equity
   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450                          4,598              4,598
   Retained earnings                                            7,558              6,738
   Unearned recognition and retention plan                       (326)              (367)
   Accumulated other comprehensive income (loss)                  (11)                39
                                                            ----------------------------
   Total shareholders' equity                                  11,819             11,008
                                                            ----------------------------
         Total liabilities and shareholders' equity         $ 149,385          $ 139,840
                                                            ============================


See notes to consolidated condensed financial statements.



                                       3

                                             CITY SAVINGS FINANCIAL CORPORATION
                                         Consolidated Condensed Statements of Income
                                                        (Unaudited)
                                            (In Thousands, Except Per Share Data)


                                                                          Three Months Ended            Nine Months Ended
                                                                               March 31,                     March 31,
                                                                  ----------------------------------------------------------
                                                                         2004           2003           2004           2003
                                                                  ----------------------------------------------------------
Interest income
   Loans receivable                                                     $1,806         $1,693         $5,558         $4,689
   Investment securities                                                   144            138            436            381
   Federal Home Loan Bank stock                                             21             13             51             33
   Interest-bearing deposits                                                 5             17             21             39
                                                                        ---------------------------------------------------
      Total interest income                                              1,976          1,861          6,066          5,142
                                                                        ---------------------------------------------------

Interest expense
   Deposits                                                                565            644          1,740          1,790
   Borrowed funds                                                          206            129            618            340
                                                                        ---------------------------------------------------
      Total interest expense                                               771            773          2,358          2,130
                                                                        ---------------------------------------------------

Net interest income                                                      1,205          1,088          3,708          3,012
   Provision for loan losses                                               146            198            402            379
                                                                        ---------------------------------------------------
Net interest income after provisions                                     1,059            890          3,306          2,633
                                                                        ---------------------------------------------------

Other income
   Service charges on deposit accounts                                      33             32             98             88
   Net realized gains on sales of available-for-sale securities             32            107            106            177
   Net gains on loan sales                                                  33            118            181            269
   Commission income                                                         5              8             10             72
   Other income                                                             77            184            255            279
                                                                        ---------------------------------------------------
      Total other income                                                   180            449            650            885
                                                                        ---------------------------------------------------

Other expenses
   Compensation and benefits                                               529            379          1,299          1,082
   Net occupancy expenses                                                   55             35            144             93
   Equipment expense                                                        79             42            166            124
   Professional fees                                                        38             35            114            116
   Advertising and promotion                                                54             30            130            107
   Data processing                                                          69             48            188            136
   Other expenses                                                          154            112            384            338
                                                                        ---------------------------------------------------
      Total other expenses                                                 978            681          2,425          1,996
                                                                        ---------------------------------------------------

Income before income tax                                                   261            658          1,531          1,522
   Income tax expense                                                       89            257            572            592
                                                                        ---------------------------------------------------

Net income                                                              $  172         $  401         $  959         $  930
                                                                        ===================================================

Basic Earnings per share                                                $ 0.34         $ 0.81         $ 1.93         $ 1.84
Diluted Earnings per share                                                0.33           0.80           1.88           1.83
Dividends per share                                                        N/A            N/A           0.25           0.20



See notes to consolidated condensed financial statements.




                                       4

                                            CITY SAVINGS FINANCIAL CORPORATION
                                 Consolidated Condensed Statements of Comprehensive Income
                                               (Unaudited and In Thousands)


                                                                            Three Months Ended           Nine Months Ended
                                                                                 March 31,                   March 31,
                                                                           -------------------------------------------------
                                                                            2004         2003            2004          2003
                                                                           -------------------------------------------------
Net income                                                                 $ 172         $ 401          $ 959          $ 930
Other comprehensive income, net of tax
   Unrealized gains(losses) on securities available for sale

      Unrealized holding gains(losses) arising during the period,             50           (93)           (50)           (25)
      net of tax expense (benefit) of $33, ($61), ($33) and ($16)
                                                                           -------------------------------------------------
Comprehensive income                                                       $ 222          $308           $909           $905
                                                                           =================================================








See notes to consolidated condensed financial statements.



                                       5

                                           CITY SAVINGS FINANCIAL CORPORATION
                                      Consolidated Condensed Statement of Cash Flows
                                                (Unaudited and In Thousands)


                                                                                             Nine-months ended March 31,
                                                                                               2004              2003
                                                                                            ----------------------------
Operating Activities
   Net income                                                                               $     959          $     930
   Adjustments to reconcile net income to net cash provided by operating activities

      Provision for loan losses                                                                   402                379
      Depreciation                                                                                103                 90
      Investment securities accretion, net                                                         71                  8
      Investment securities gains                                                                (106)              (177)
      Mortgage Loans originated for sale                                                     (134,222)           (15,797)
      Proceeds from sale of mortgage loans                                                    145,871             14,809
      Gains on sale of loans                                                                     (181)              (269)
      Net change in
         Interest receivable                                                                       46               (183)
         Other assets                                                                          (1,612)                35
         Other liabilities                                                                     (1,421)             1,657
                                                                                            ----------------------------
          Net cash provided by operating activities                                             9,910              1,482
                                                                                            ----------------------------

Investing Activities

   Net change in interest-bearing time deposits                                                     0                496
   Purchases of securities available for sale                                                 (14,026)           (13,252)
   Proceeds from sales of securities available for sale                                        11,029              6,335
   Proceeds from maturities of securities available for sale                                    2,754              1,768
   Proceeds from maturities and paydowns of securities held to maturity                            51                 73
   Net changes in loans                                                                       (17,478)           (49,622)
   Purchases of premises and equipment                                                         (2,293)               (72)
   Purchase of FHLB stock                                                                        (553)              (590)
                                                                                            ----------------------------
         Net cash used by investing activities
                                                                                              (20,516)           (54,864)
                                                                                            ----------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                                 228              5,639
      Certificate of deposits                                                                  (1,130)            42,437
   Proceeds from FHLB advances                                                                 39,400             18,200
   Payments on FHLB advances                                                                  (27,574)            (8,810)
   Payments on other borrowings                                                                  (855)              (367)
   Common stock dividends                                                                        (139)              (111)
   Other financing activities                                                                     160                (44)
                                                                                            ----------------------------
         Net cash provided by financing activities                                             10,090             56,944
                                                                                            ----------------------------

Net Change in Cash and Cash Equivalents                                                          (516)             3,562

Cash and Cash Equivalents, Beginning of Year                                                    4,952              3,215
                                                                                            ----------------------------
Cash and Cash Equivalents, End of Period                                                    $   4,436          $   6,777
                                                                                            ============================

Additional Cash Flows Information
   Interest paid                                                                            $   1,321          $   1,532
   Income tax paid                                                                              1,309                287


See notes to consolidated condensed financial statements.


                                       6

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

The activities of the Company are primarily limited to holding the stock of the Bank. Effective December 1, 2002, the name of the Bank was changed to City Savings Bank to bring the Bank's image and brand under the holding company's name and to eliminate any suggestion created by the Bank's current name that its operations are conducted only in Michigan City, Indiana. The Bank conducts business from three full-service offices located in LaPorte, Chesterton and Michigan City, Indiana with the main office located in Michigan City. The Bank also has a loan origination office in Crown Point, Indiana. Through these offices, the Bank attracts deposits from the general public and originates loans for consumer, residential and commercial purposes. The Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-KSB for the year ended June 30, 2003 filed with the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the unaudited consolidated condensed financial statements have been included. The results of operations for the three and nine-month periods ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of the Company as of June 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                       CITY SAVINGS FINANCIAL CORPORATION
                    Notes to Unaudited Consolidated Condensed
                  Financial Statements (Table dollar amounts in
                   thousands except per share and share data)




                                                          Three Months Ended      Three Months Ended
                                                               March 31, 2004       March 31, 2003
                                                       --------------------------------------------------
Net income, as reported                                           $172                   $401
Less:  Total stock-based employee compensation cost
   determined under the fair value based method, net
   of income taxes                                                (11)                   (16)
                                                       -----------------------------------------------

Pro forma net income                                              $161                   $385
                                                       ===============================================

Earnings per share:
    Basic - as reported                                       $   0.34              $    0.81
    Basic - pro forma                                         $   0.32              $    0.78
    Diluted - as reported                                     $   0.33              $    0.80
    Diluted - pro forma                                       $   0.31              $    0.77






                                                           Nine Months Ended        Nine Months Ended
                                                             March 31, 2004           March 31, 2003
                                                        --------------------------------------------------

 Net income, as reported                                           $959                   $930
 Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net
    of income taxes                                                (34)                   (48)
                                                        -----------------------------------------------

 Pro forma net income                                              $925                   $882
                                                        ===============================================

 Earnings per share:
     Basic - as reported                                       $   1.93              $    1.84
     Basic - pro forma                                         $   1.86              $    1.74
     Diluted - as reported                                     $   1.88              $    1.83
     Diluted - pro forma                                       $   1.81              $    1.74




Note 2: Principles of Consolidation

The consolidated condensed financial statements include the accounts of the Company and its subsidiary, the Bank, and the Bank's subsidiary, City Savings Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Effect of Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption is not expected to have a material impact on the consolidated financial position on results of operations of the Company.

In March 2004, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004.


Note 4: Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding less shares held by the ESOP that are unallocated and not committed to be released and shares held by the RRP. For the three and nine month periods ended March 31, 2004, the weighted average number of common shares used to compute basic earnings per share was 500,125 and 496,140, respectively. For the three and nine month periods ended March 31, 2003, the weighted average number of common shares used to compute basic earnings per share was 496,116 and 506,137, respectively.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options. 2,473 and 818 in common stock equivalents were not included in earnings per share because they were anti-dilutive as of the three and nine months period end March 31, 2004, respectively. For the three and nine month periods ended March 31, 2004, the weighted average number of common shares used to compute diluted earnings per share was 518,797 and 511,465, respectively. For the three and nine month periods ended March 31, 2003, the weighted average number of common shares used to compute diluted earnings per share was 500,417 and 507,213, respectively.


Note 5: Loans and Allowance

                                                                            March 31,          June 30,
                                                                              2004               2003
                                                                           ----------------------------
Commercial and industrial loans not secured by real property               $  20,423          $  11,874
Residential real estate loans                                                 42,582             53,888
Commercial real estate loans                                                  28,196             21,514
Construction loans                                                            16,863              9,089
Individuals' loans for household and other personal expenditures              22,701             23,744
                                                                           ----------------------------
                                                                             130,765            120,109
Unamortized deferred loan fees, net                                             (211)              (107)
Undisbursed portion of loans                                                  (6,407)            (1,805)
Allowance for loan losses                                                     (1,439)            (1,097)
                                                                           ----------------------------

             Total Loans (including loans available for sale)              $ 122,708          $ 117,100
                                                                           ----------------------------


                                       9

                       CITY SAVINGS FINANCIAL CORPORATION
                    Notes to Unaudited Consolidated Condensed
                  Financial Statements (Table dollar amounts in
                   thousands except per share and share data)


                                                Nine Months Ended
                                           March 31,       March 31,
                                             2004            2003
                                           --------------------------
Allowance for loan losses
  Balances, July 1, 2003 and 2002           $ 1,097          $   579
  Provision for losses                          402              379
  Recoveries on loans                             0                0
  Loans charged off                             (60)             (36)
                                            ------------------------


  Balances, March 31, 2004 and 2003         $ 1,439          $   922
                                            ------------------------


Note 6:  Nonperforming assets
                                                         March 31,     June 30,
                                                            2004         2003
                                                         -----------------------
Nonperforming loans:
 Non-accrual                                               $4,534       $2,354
 Loans more than 90 days past due and still accruing            0            0
 Trouble debt restructurings                                  592          163
                                                           -------------------

                                                            5,126        2,517
 Foreclosed assets                                             41           42
                                                           -------------------
Total nonperforming assets                                 $5,167       $2,559
                                                           -------------------

Nonperforming loans to total loans                           4.18%        2.15%

Nonperforming assets to total assets                         3.46%        1.83%




Note 7:  Past Due Loans

  Balances at:                                  March 31, 2004                June 30, 2003
                                            ----------------------        ----------------------
                                            30-89         90 Days         30-89         90 Days
                                             Days         and Over         Days         and Over
Commercial and industrial loans
     not secured by real property           $  344         $   37         $  357         $   81
Real estate loans                            4,454          3,641          4,660          1,936
Construction loans                             658             --          1,101             --
Individuals' loans for household
    and other personal expenditures            716            228            576             67
                                            ---------------------------------------------------

 Total                                      $6,172         $3,906         $6,694         $2,084
                                            ---------------------------------------------------



Note 8:  Real Estate Development

On December 8, 2003, the Company entered into an agreement to purchase 80 acres of land located in Crown Point, Indiana for $3.4 million. The Company plans on developing the land for commercial purposes through a joint venture with a local real estate developer. The terms of the agreement provide for a 180 day due diligence period commencing one day after the date of the agreement and require a closing date on or before thirty days after the expiration of the due diligence period. The Company anticipates the deal will close sometime in June of 2004.

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


Real Estate Development Project

On December 8, 2003, the Company entered into an agreement to purchase 80 acres of land located in Crown Point, Indiana for $3.4 million. The Company plans on developing the land for commercial purposes through a joint venture with a local real estate developer. The terms of the agreement provide for a 180 day due diligence period commencing one day after the date of the agreement and require a closing date on or before thirty days after the expiration of the due diligence period. The Company plans to fund the purchase with liquid assets and borrowings.

Regulatory Examination

On April 14, 2004, the Board of Directors of the Company adopted resolutions to take certain actions as a result of unsatisfactory practices and conditions referred to in a Report of Examination dated January 5, 2004 issued by the Office of Thrift Supervision (the "Report"). These resolutions include:


     1. Within 90 days from the date of the Resolution, the Board of Directors shall bring the Company into reasonable compliance with the business plan projections submitted to the OTS on March 8, 2004.

     2. Within 90 days from the date of the Resolution, the Company shall hire a loan analyst to oversee an internal loan review function, and make needed revisions to internal loan review systems and procedures.

     3. Within 90 days from the date of the Resolution, the Company shall make revisions to the Classification of Assets policy and ALLL methodology.

     4. Within 90 days from the date of the Resolution, the Company shall have reviewed all commercial loan files to ensure necessary documentation is in the files.

     5. The Board of Directors shall give strong consideration to adding an additional board member(s) with commercial loan experience.

     6. The Board of Directors shall address additional items listed on the Matters Requiring Board Attention pages of the Report by the specified date regarding Management, Asset Quality, and Liquidity.

     7. Within 30 days of the end of each calendar quarter subsequent to the adoption of this Resolution, the Board of Directors shall submit a written progress report to both the OTS and the Indiana Department of Financial Institutions specifically outlining and detailing the status of the Bank's compliance with this Resolution.


Financial Condition

Total assets at March 31, 2004 were $149.2 million compared to $139.8 million at June 30, 2003, an increase of $9.4 million, or 6.7%. The increase in assets was primarily attributable to an increase in net loans of $17.1 million or 16.5%, an increase in premises and equipment of $2.2 million or 150.4% and an increase in other assets of $1.5 million or 79.2%. The increase in net loans was largely due to growth in the Company's commercial mortgage, commercial non-mortgage and construction loan portfolios. The increase in premises and equipment was due to the construction of the Chesterton branch and renovation of the Main Office facility, and the increase in other assets was primarily attributable to the purchase of bank-owned life insurance. Partially offsetting the growth in assets was a $11.5 million or 85.4% decrease in loans available for sale resulting from reduced activity in the Company's warehouse lending activities.

The Company's allowance for loan losses increased $342,000 or 31.2% to $1.4 million at March 31, 2004, from $1.1 million at June 30, 2003. Over this same time period loans on non-accrual status increased $2.2 million or 92.6% to $4.5 million at March 31, 2004. The increase in non-accrual loans was primarily attributable to five loans totaling $1.7 million secured by commercial nonresidential real estate where the principals are experiencing cash flow difficulties. Although management believes that its allowance for loan losses at March 31, 2004 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company's results of operations.

Total deposits decreased $902,000 or 0.9%, to $102.7 million at March 31, 2004 from $103.6 million at June 30, 2003. The decrease in deposits was attributable to a $2.5 million decrease in non-interest bearing deposits, a $1.1 million decrease in certificate of deposit balances, a $383,000 decrease in savings account balances partially offset by a $3.1 million increase in demand and money market account balances. The decrease in certificate of deposit balances is primarily attributable to the outflow of wholesale certificates of deposit and the decrease in non-interest bearing deposits is largely due to reduced balances held by the two mortgage companies the Company purchases loans from under agreements to resell. The increase in NOW and money market account balances is attributable to an increase in promotional and marketing efforts by management to grow the base of these accounts.

Advances from the Federal Home Loan Bank increased $11.8 million to $28.0 million at March 31, 2004 from $16.2 million at June 30, 2003. The Company utilized advances to fund loan growth. The weighted average cost of Federal Home Loan Bank advances at March 31, 2004 was 2.10% with a weighted average remaining maturity of 1.2 years.

Other liabilities decreased $1.5 million or 50.0%, to $1.5 million at March 31, 2004 from $3.0 million at June 30, 2003. The decrease in other liabilities is primarily attributable to decreases in accrued income taxes payable, accounts payable, mortgage escrow balances and the Company's internal operating account.

Shareholders' equity totaled $11.8 million at March 31, 2004, an increase of $811,000 or 7.4% from $11.0 million at June 30, 2003. The increase resulted from net income for the nine months ended March 31, 2004 of $959,000 and by $41,000 of shares held in the RRP Trust becoming vested and issued to plan participants which was partially offset by the payment of common stock dividends of $139,000 and the after-tax decrease in the unrealized gain on the available-for-sale investment portfolio of $50,000.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2004 and
2003

General. Net income for the three months ended March 31, 2004 was $172,000, a decrease of $229,000 or 57.1% from the $401,000 reported for the period ended March 31, 2003. The decrease in income in the 2004 period was primarily attributable to a decrease in other income of $269,000 and an increase in other expenses of $297,000, which was partially offset by an increase in net interest income of $117,000 and a decrease in the provision for loan losses of $52,000.

Interest Income. Interest income for the three months ended March 31, 2004 increased $115,000 or 6.2% over the same period last year reflecting an increase in the average balance of interest earning assets. The average yield on interest-earning assets was 5.68% for the three months ended March 31, 2004 and 2003.

Interest Expense. Interest expense on deposits for the three months ended March 31, 2004 was $565,000 compared to $644,000 for the same period last year, a decrease of $79,000 or 12.3%. The decrease in interest expense was primarily the result of a period to period decrease in the average cost of deposits and a decrease in average outstanding balances. Interest expense on borrowed funds totaled $206,000 for the three months ended March 31, 2004, an increase of $77,000 from the comparable period in 2003. The increase resulted primarily from an increase in the average borrowings period-to-period. The average cost of total interest-bearing liabilities for the three months ended March 31, 2004 was 2.33% compared to 2.63% for the three months ended March 31, 2003.

Net Interest Income. Net interest income of $1.2 million for the three months ended March 31, 2004 reflects an increase of $117,000 or 10.8% from the same period in 2003. The increase in net interest income was primarily the result of growth in the Company's interest-earning assets and an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.35% for the three months ended March 31, 2004 from 3.05% for the same period last year.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $146,000 provision for losses on loans for the three months ended March 31, 2004, as compared to $198,000 recorded in the same period last year. The current provision was predicated on the increase in the level of nonperforming loans year-to-year, as well as increases in the commercial loan portfolios. While management believes that the allowance for loan losses is adequate at March 31, 2004, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the three months ended March 31, 2004 was $180,000 compared to $449,000 for the three months ended March 31, 2003, a decrease of $269,000 or 59.9%. The decrease in noninterest income was primarily the result of a decrease in other income of $107,000, a decrease in net gains on loan sales of $85,000 and a decrease in net realized gains on sales of available-for-sale securities of $75,000. The decrease in other income was largely due to a $110,000 net gain recorded in January of 2003 on the sale of the Company's property and casualty and health insurance lines of business. The decrease in gains on loans sales was largely due to a slow down in single family mortgage loan origination activity.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2004 was $978,000 compared to $681,000 for the three months ended March 31, 2003, an increase of $297,000 or 43.6%. During the quarter ended March 31, 2004, the Company opened up a full service branch office in Chesterton, Indiana and a loan origination office in Crown Point, Indiana and has experienced an increase in expenses related to the start up, staffing and operation of these offices. The Bank has also experienced higher quarter over quarter compensation expenses related to staffing increases in commercial lending, loan support and operations and accounting.

Income Taxes. The provision for income taxes totaled $89,000 for the three months ended March 31, 2004, a decrease of $168,000 or 65.4%, as compared to the same period in 2003. The effective tax rates amounted to 34.1% and 39.1% for the three months ended March 31, 2004 and 2003, respectively.


Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2004 and
2003

General. Net income for the nine months ended March 31, 2004 was $959,000, an increase of $29,000 or 3.1% from the $930,000 reported for the period ended March 31, 2003. The increase in income in the 2004 period was primarily attributable to an increase in net interest income of $696,000 which was partially offset by an increase in other expenses of $429,000 and a decrease in other income of $235,000.

Interest Income. Interest income for the nine months ended March 31, 2004 increased $924,000 or 18.0% over the same period last year reflecting an increase in the average balance of interest earning assets. This increase was partially offset by a decrease in the average yield on interest-earning assets of 48 basis points to 5.75% for the nine months ended March 31, 2004 from 6.23% for the nine months ended March 31, 2003.

Interest Expense. Interest expense on deposits for the nine months ended March 31, 2004 decreased $50,000 or 2.8% compared to the same period last year. The decrease in interest expense was primarily the result of a period to period decrease in the average cost of deposits which more than offset an increase in average outstanding balances. Interest expense on borrowed funds totaled $618,000 for the nine months ended March 31, 2004, an increase of $278,000 from the comparable period in 2003. The increase resulted primarily from an increase in the average borrowings period-to-period. The average cost of total interest-bearing liabilities for the nine months ended March 31, 2004 was 2.39% compared to 2.91% for the nine months ended March 31, 2003.

Net Interest Income. Net interest income of $3.7 million for the nine months ended March 31, 2004 reflects an increase of $696,000 or 23.1% from the same period in 2003. The increase in net interest income was primarily the result of growth in the Company's interest-earning assets and by an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.36% for the nine months ended March 31, 2004 from 3.32% for the same period last year.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $402,000 provision for losses on loans for the nine months ended March 31, 2004, as compared to $379,000 recorded in the same period last year. The current provision was predicated on the increase in the level of nonperforming loans year-to-year, as well as increases in the commercial loan portfolios. While management believes that the allowance for loan losses is adequate at March 31, 2004, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the nine months ended March 31, 2004 was $650,000 compared to $885,000 for the nine months ended March 31, 2003, a decrease of $235,000 or 26.6%. Included in other income for the period ended 2003 is an $110,000 net gain recorded on the sale of the Company's property and casualty and health insurance lines of business. This sale was also primarily attributable to the year over year decrease in commission income. The Company also recorded less income from the sale of mortgage loans and available -for-sale securities during the nine months ended March 31, 2004 as compared to the same period last year. The decrease in gains on loans sales was largely due to a slow down in single family mortgage loan origination activity.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2004 was $2.4 million compared to $2.0 million for the nine months ended March 31, 2003, an increase of $429,000 or 21.5%. During the quarter ended March 31, 2004, the Company opened up a full service branch office in Chesterton, Indiana and a loan origination office in Crown Point, Indiana and has experienced an increase in expenses related to the start up, staffing and operation of these offices. The Bank has also experienced higher period over period compensation and benefit expenses related to staffing increases in commercial lending, loan support and operations and accounting.

Income Taxes. The provision for income taxes totaled $572,000 for the nine months ended March 31, 2004, a decrease of $20,000 or 3.4%, as compared to the same period in 2003. The effective tax rates amounted to 37.4% and 38.9% for the nine months ended March 31, 2004 and 2003, respectively.



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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to a lawsuit asserting, among other things, that the Company interfered with transactional relationships between the Indiana Housing Finance Authority (IHFA) and the Greater Michigan City Community Development Corporation (GMCCDC). It is impossible at this time for the Company to predict the outcome of this pending litigation or impact on the Company's operations or financial condition. This proceeding was first reported on the Company's Form 10-KSB for the period ended June 30, 2002 and there have been no material developments during the period covered by this report.

The Company is also subject to other claims and lawsuits which arise in the normal course of business. There were no other lawsuits pending or known to be contemplated against the Company at March 31, 2004 that would have a material effect on the Company's operations or income.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

        None.


Item 3. Defaults Upon Senior Securities.

        None.


Item 4. Submission of Matters to Vote of Security Holders.

        None.


Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 10(1). Death Benefit Agreement with Debra L. Moffitt, dated January 1, 2004.

          Exhibit 10(2). Death Benefit Agreement with James E. Drader, dated January 1, 2004.

          Exhibit 10(3). Restated City Savings Bank Deferred Supplemental Director Retirement Agreement effective January 1, 2004.

          Exhibit  31(1).  CEO  Certification   required  by  17C.F.R.   Section
          240.13a-14(a)

          Exhibit  31(2).  CFO  Certification   required  by  17C.F.R.   Section
          240.13a-14(a)

          Exhibit 32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) During the quarter ended March 31, 2003, the Holding Company filed a Form 8-K on February 17, 2004, reporting on the results of operations via a press release under Items 7 and 12 for the quarter ended December 31, 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CITY SAVINGS FINANCIAL CORPORATION

Date:         May 14, 2004                 /s/ Thomas F. Swirski
              ------------                 -------------------------------------
                                           Thomas F. Swirski
                                           President and Chief Executive Officer

Date:         May 14, 2004                 /s/ George L. Koehm
              ------------                 -------------------------------------
                                           George L. Koehm
                                           Treasurer and Controller