Form 10KSB
period 2004-06-30
CITY SAVINGS FINANCIAL CORP
filed 2004-09-28
CIK 1159404

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X]  Annual Report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934
                    For the fiscal year ended June 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES _X_   NO___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $8,874,000 in revenues for the fiscal year ended June 30, 2004.

The aggregate market value of the issuer's voting common equity held by non-affiliates, as of September 24, 2004, was $8,895,201.

The number of shares of the issuer's sole class of common equity outstanding as of September 24, 2004, was 555,450 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 2004, are incorporated into Part II. Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated in Part I and Part III.

Transitional Small Business Disclosure Format: YES ___   NO _X_

                           Exhibit Index on Page E-1
                               Page 1 of 35 pages

================================================================================

                       CITY SAVINGS FINANCIAL CORPORATION

                                   Form 10-KSB

                                      INDEX
                                                                            Page

FORWARD LOOKING STATEMENT  .................................................   3

PART I
         Item 1.  Description of Business...................................   3
         Item 2.  Description of Property...................................  18
         Item 3.  Legal Proceedings.........................................  30
         Item 4.  Submission of Matters to a Vote of Security Holders.......  31

PART II
         Item 5.  Market for Common Equity, Related Stockholder Matters
                    and Small Business Issuer Purchases of Equity
                    Securities..............................................  31
         Item 6.  Management's Discussion and Analysis or Plan
                    of Operation............................................  31
         Item 7.  Financial Statements......................................  31
         Item 8.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..................  31
         Item 8A. Controls and Procedures...................................  31
         Item 8B. Other Information.........................................  31

PART III
         Item 9.  Directors, Executive Officers, Promoters and
                    Control Persons; Compliance With Section 16(a)
                    of the Exchange Act.....................................  32
         Item 10. Executive Compensation....................................  32
         Item 11. Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters..............  32
         Item 12. Certain Relationships and Related Transactions............  32
         Item 13. Exhibits .................................................. 33
         Item 14. Principal Accountant Fees and Services....................  33

SIGNATURES..................................................................  34

EXHIBIT INDEX............................................................... E-1

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

     The Bank was organized as a state-chartered savings association in 1885, and it currently conducts its business from three full-service offices located in Chesterton, Rolling Prairie and Michigan City, Indiana, with its main office located in Michigan City. The Bank also has a loan origination office in Crown Point, Indiana, and now provides online banking services. Effective December 1, 2002, the name of the Bank was changed to City Savings Bank to bring the Bank's image and brand under the Holding Company's name and to eliminate any suggestion created by the Bank's former name that its operations are conducted only in Michigan City, Indiana. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by one- to four-family residential real estate. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

Lending Activities

     We have historically concentrated our lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential and non-residential real property. One- to four-family residential mortgage loans continue to be the major focus of our loan origination activities, representing 33.8% of our total loan portfolio at June 30, 2004. We also offer commercial real estate loans, real estate construction loans and consumer loans. Mortgage loans secured by commercial real estate totaled approximately 20.8% of our total loan portfolio at June 30, 2004, while real estate construction loans totaled approximately 12.5% and consumer loans totaled approximately 17.9% of our total loans at June 30, 2004. To a limited extent we also offer multi-family residential loans, land loans and commercial loans. At June 30, 2004, we had commercial loans of $15.7 million, or 12.4% of our loan portfolio, compared to commercial loans of $11.9 million or 9.9% of our loan portfolio at June 30, 2003.

     Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                             At June 30,
                                         --------------------------------------------------
                                                  2004                       2003
                                         ----------------------      ----------------------
                                                       Percent                     Percent
                                          Amount       of Total       Amount       of Total
                                         --------      --------      --------      --------
                                                       (Dollars in thousands)
Type of Loan:
Real estate mortgage loans:
  One- to four-family                    $ 42,836        33.8%       $ 53,888        44.9%
  Commercial                               26,298        20.8          18,911        15.7
  Land                                      2,723         2.1           1,708         1.4
  Multi-family                                582         0.5             895         0.7
                                         --------       -----        --------       -----
    Total real estate mortgage loans       72,439        57.2          75,402        62.7

Real estate construction loans             15,869        12.5           9,089         7.6

Consumer loans:
  Home equity and second mortgage          12,852        10.2          13,803        11.5
  Automobile                                1,564         1.2           1,382         1.2
  Other                                     8,289         6.5           8,559         7.1
                                         --------       -----        --------       -----
    Total consumer loans                   22,705        17.9          23,744        19.8
Commercial loans                           15,677        12.4          11,874         9.9
                                         --------       -----        --------       -----

    Gross loans receivable               $126,690       100.0%       $120,109       100.0%
                                         ========       =====        ========       =====

Type of Security:
Real estate:
  One- to four-family                    $ 68,711        54.3%       $ 72,413        60.3%
  Commercial                               27,922        22.1          21,807        18.1
  Land                                      2,723         2.1           1,708         1.4
  Multi-family                              1,804         1.4           3,792         3.2
                                         --------       -----        --------       -----
    Total real estate                     101,160        79.9          99,720        83.0

Consumer:
  Automobile                                2,940         2.3           2,565         2.1
  Recreational vehicles                     7,640         6.0           7,918         6.6
  Manufactured homes                          482         0.4             427         0.4
                                         --------       -----        --------       -----
    Total consumer                         11,062         8.7          10,910         9.1

Deposits                                      101         0.1             141         0.1
Unsecured                                     139         0.1              72         0.1
Other security                             14,228        11.2           9,266         7.7
                                         --------       -----        --------       -----

    Gross loans receivable                126,690       100.0%        120,109       100.0%
                                         --------       =====        --------       =====
Deduct:
Loans in process                            5,772                       1,805
Allowance for loan losses                   1,457                       1,097
Deferred loan fees                            191                         107
                                         --------                    --------
  Net loans receivable                   $119,270                    $117,100
                                         ========                    ========

Mortgage Loans:
Fixed-rate                                 28,735        32.5          32,649        38.6%
Adjustable-rate                            59,573        67.5          51,842        61.4
                                         --------       -----        --------       -----
  Total                                  $ 88,308       100.0%       $ 84,491       100.0%
                                         ========       =====        ========       =====




     The following table sets forth certain information at June 30, 2004, regarding the dollar amount of commercial, financial, agricultural and real estate construction loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                 Due During Years Ended June 30,
                                   Balance       -------------------------------
                                Outstanding at              2006       2010 and
                                June 30, 2004     2005    and 2009    following
                                -------------     ----    ---------   ---------
                                              (Dollars in thousands)

Commercial real estate loans       $26,298     $ 1,629     $ 8,709     $15,960
Land                                 2,723         368       1,642         713
Multi-family loans                     582          27         122         433
Construction loans                  15,869      14,725       1,144          --
Commercial loans                    15,677       3,746      11,623         308


     The following table sets forth, as of June 30, 2004, the dollar amount of the above loans due after one year that have fixed interest rates and floating or adjustable interest rates.
                                                 Due After June 30, 2005
                                       -----------------------------------------
                                       Fixed Rates   Variable Rates       Total
                                       -----------   --------------      -------
                                                 (Dollars in thousands)

Commercial real estate loans             $ 7,149         $17,520         $24,669
Land                                         266           2,089           2,355
Multi-family loans                            --             555             555
Construction loans                           446             698           1,144
Commercial loans                           4,004           7,927          11,931
                                         -------         -------         -------
  Total                                  $11,865         $28,789         $40,654
                                         =======         =======         =======


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

     In 2001, we began to sell fixed-rate loans in the secondary market, and we sell all 30-year fixed-rate loans that we originate in the secondary market. All of the fixed-rate loans that we originate with terms of 30 years are written to Federal Home Loan Mortgage Corporation standards. During the twelve-month period ended June 30, 2004, we sold 79 of these fixed-rate loans with an aggregate amount of $11.7 million. We generally retain in our loan portfolio the other loans that we originate. We do not retain the servicing rights on the loans that we sell.

     Adjustable-rate mortgage loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. We retain all adjustable-rate mortgage loans that we originate and, at June 30, 2004, approximately 57.7% of our one- to four-family residential loans had adjustable rates of interest.

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

     At June 30, 2004, approximately $42.8 million, or 33.8% of our portfolio of loans, consisted of one- to four-family residential loans. Approximately $2.1 million, or 48.7% of total non-performing loans consisted of one- to four-family residential loans, and were included in nonperforming assets as of that date. See "-- Nonperforming and Problem Assets."

     Commercial Real Estate and Multi-Family Loans. Our commercial real estate loans are secured by churches, warehouses, office buildings, car dealerships and other commercial properties. We originate commercial real estate loans with terms no greater than 15 years. Loans with terms of more than two years are required to be repaid in equal monthly installments, and loans with terms of less than two years or which are for construction purposes are required to be repaid according to terms agreed to between us and the borrower. At June 30, 2004, we had $26.9 million in commercial and multi-family real estate loans. We generally require a loan-to-value ratio of no more than 75% on commercial real estate loans. Most commercial real estate loans that we originate have fixed interest rates, although we also originate such loans that have adjustable interest rates that are based on the prime rate and which are adjustable based on changes in the prime rate.

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

     At June 30, 2004, our largest commercial real estate loan had an outstanding balance of $1.7 million which was secured by a church located in Hobart, Indiana. At June 30, 2004, approximately $26.3 million, or 20.8% of our total loan portfolio, consisted of commercial real estate loans. On the same date, commercial real estate loans in the aggregate amount of $1.8 million were included in nonperforming assets. We generally intend to increase the amount of commercial real estate loans in our portfolio by increasing the amount of loans we make to small businesses by 8 to 10% annually over the next three years, provided that we can make these loans consistent with prudent underwriting standards.

     At June 30, 2004, approximately $582,000, or 0.5% of our total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). We write multi-family loans on terms and conditions similar to our commercial real estate loans. The largest multi-family loan as of June 30, 2004, was $367,000 and was secured by an apartment building in Michigan City, Indiana. On the same date, there were no multi-family loans included in nonperforming assets.

     Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans. Also, the loans-to-one-borrower limitation limits our ability to make loans to developers of apartment complexes and other
multi-family   units.

     Construction Loans. We offer construction loans to individuals for the purpose of constructing one- to four-family residences, but only where the borrower commits to permanent financing on the finished project. In such cases, we write the construction loan as a rider to the underlying permanent financing agreement with a term of six months to one year, and with either a fixed or adjustable rate of interest. During the construction phase, the loan agreement requires monthly interest payments by the borrower on the amount drawn on the loan. When construction of the residence is completed, the construction rider terminates and the loan converts into a one- to four-family residential mortgage loan.

     We also offer, in certain cases, construction loans to builders or developers for the construction of residential properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer), or for the construction of commercial or multi-family properties. In such cases, we typically structure the loan as a two-year balloon loan with either a fixed or adjustable interest rate, with interest payable monthly. Construction loans to builders or developers typically have a higher interest rate than residential construction loans to individuals. At June 30, 2004, approximately $15.9 million, or 12.5% of our total loan portfolio consisted of construction loans. Of these loans, approximately $8.7 million were to individuals for the construction of one- to four-family residences, $2.3 million were speculative loans to developers, $2.8 million were for the construction of commercial real estate and multi-family properties, and $2.1 million to contractors for the construction of presold singe-family homes.

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

     While providing us with a comparable, and in some cases higher yield than conventional mortgage loans, construction loans sometimes involve a higher level of risk. For example, if a project is not completed and the borrower defaults, we may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and our taking title to the project. At June 30, 2004, our largest construction loan was $1.2 million for the construction of town homes in Valparaiso, Indiana.

     Land Loans. At June 30, 2004, approximately $2.7 million, or 2.1 % of our total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. We impose a maximum loan-to-value ratio of 75% of the appraised value of the land or sales price, whichever is less, and generally require that the loan amount not exceed $250,000 and that the term of the loan does not exceed eight years. We originate land loans with either fixed or variable interest rates. At June 30, 2004, our largest land loan totaled $632,000 and was secured by vacant land located in Portage, Indiana.

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

     Consumer Loans. Our consumer loans consist of variable- and fixed-rate home equity loans and lines of credit, automobile, recreational vehicle, boat and motorcycle loans and loans secured by deposits. Consumer loans tend to have shorter terms and higher yields than permanent residential mortgage loans. At June 30, 2004, our consumer loans aggregated approximately $22.7 million, or 17.9% of our total loan portfolio. Included in consumer loans at June 30, 2004, were $10.7 million of variable-rate home equity lines of credit. These variable-rate loans improve our exposure to interest rate risk.

     Second mortgages are generally written for up to 80% of the available equity (the appraised value of the property less any first mortgage amount) and consumer loans secured by real estate are generally written for up to 90% of the available equity. Our home equity and second mortgage loans at June 30, 2004 were approximately $12.9 million, or 10.2% of our total loan portfolio. We generally will write automobile loans for up to 80% of the acquisition price for a new automobile and up to the average middle book value for a used automobile. Our automobile and manufactured home loans originated during the year ended June 30, 2004, were $1.1 million compared to $642,000 during the prior year. The repayment schedule of loans covering both new and used vehicles is consistent with the expected life and normal depreciation of the vehicle. Loans for recreational vehicles, motorcycles and boats are written for no more than 80% of the realistic sales price of the collateral, for a term that is consistent with its expected life and normal depreciation. All of our consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At June 30, 2004, consumer loans in the amount of $235,000 were included in nonperforming assets.

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

     Commercial Loans. We offer commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of June 30, 2004, commercial loans amounted to $15.7 million, or 12.4% of our total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of our loan portfolio, we intend to increase the amount of loans we make to small businesses in the future in order to increase our rate of return and diversify our portfolio. As of June 30, 2004, commercial loans in the aggregate amount of $152,000 were included in nonperforming assets.

     Origination, Purchase and Sale of Loans. Historically, we have confined our loan origination activities primarily to La Porte and Porter Counties. At June 30, 2004, substantially all of our mortgage loans were secured by property located within Indiana. Our loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are currently underwritten and processed at our main office in Michigan City.

     Our loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we study the employment and credit history and information on the historical and projected income and expenses of our mortgagors.

     We generally require appraisals on all real property securing our first-mortgage loans. Appraisals for all real property securing first-mortgage loans are performed by independent appraisers who are state-licensed. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also require flood insurance to protect the property, securing our interest if the property is in a flood plain. We also generally require private mortgage insurance for all residential mortgage loans with loan-to-value ratios of greater than 80%. We generally require escrow accounts for insurance premiums and taxes for residential mortgage loans that we originate with loan-to-value ratios greater than 80%. Our underwriting standards are intended to protect against some of the risks inherent in conducting our business. Borrower character, paying habits and financial strengths are important considerations.

     The Bank's total loan originations, excluding warehouse loans, during the year ended June 30, 2004, totaled $72.6 million, a decrease of approximately $6.2 million compared to the year ended June 30, 2003.

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

     Nonperforming Assets. At June 30, 2004, $4.5 million, or 3.32% of our total assets, were nonperforming (nonperforming loans, foreclosed real estate and troubled debt restructurings) compared to $2.6 million, or 1.8% of our total assets, at June 30, 2003. We deem any delinquent loan that is 90 days or more past due to be a nonperforming asset. This increase in nonperforming assets is primarily attributable to six loans totaling $1.7 million secured by commercial nonresidential real estate where the principals are experiencing cash flow difficulties.

     At June 30, 2004, residential loans accounted for $2.1 million, or 45.7% of our nonperforming assets. We had real estate owned properties in the amount of $191,000 as of June 30, 2004.

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

                                                               At June 30,
                                                        -----------------------
                                                          2004           2003
                                                        -------         -------
                                                        (Dollars in thousands)

Nonperforming assets:
  Nonperforming loans:
    Non-accrual                                         $4,255          $2,354
    Loans more than 90 past days and still accruing         --              --
    Troubled debt restructurings                           102             163
                                                        ------          ------
                                                         4,357           2,517
    Foreclosed assets                                      191              42
                                                        ------          ------
  Total nonperforming assets                            $4,548          $2,559
                                                        ======          ======

  Nonperforming loans to total loans                     3.65%           2.19%

  Nonperforming assets to total assets                   3.11%           1.83%


     Interest income of $112,000 and $75,000 for the years ended June 30, 2004 and 2003, respectively, was recognized on the nonperforming loans summarized above. Interest income of $277,000 and $161,000 for the years ended June 30, 2004 and 2003, respectively, would have been recognized under the original terms of such loans.

     At June 30, 2004, we held loans delinquent from 30 to 89 days totaling $5.7 million. Delinquent loans in this category decreased $989,000 over last year.

     Delinquent Loans. The following table sets forth certain information at June 30, 2004 and 2003, relating to delinquencies in the Bank's portfolio. Delinquent loans that are 90 days or more past due are considered nonperforming assets.

                                                  At June 30, 2004                                   At June 30, 2003
                                     -------------------------------------------         -----------------------------------------
                                          30-89 Days            90 Days or More              30-89 Days          90 Days or More
                                     ------------------       ------------------         ------------------     ------------------
                                              Principal                Principal                  Principal              Principal
                                      Number   Balance          Number  Balance           Number   Balance       Number   Balance
                                     of Loans  of Loans       of Loans  of Loans         of Loans  of Loans     of Loans  of Loans
                                     -------- ---------       -------- ---------         -------- ---------     -------- ---------
                                                                         (Dollars in thousands)

Real estate mortgage loans
  One- to four-family loans            29        $1,640            11     $2,072 (1)        43      $2,610           10   $1,556
  Multi-family loans                   --            --            --         --            --          --           --       --
  Commercial real estate loans          6         1,559             4      1,231 (2)         9       2,050            3      380
Construction loans                      5           604            --         --             2       1,101           --       --

Automobiles and manufactured
  home loans                           13            98             2         17            14          70            3       14
Home equity and second
  mortgage loans                       12           874             3        164            10         280            5       51
Other consumer loans                    3            34            --         --             6         226            1        2
Commercial loans                       16           896             3        152             5         357            3       81
                                       --        ------            --     ------            --      ------           --   ------
  Total                                84        $5,705            23     $3,636            89      $6,694           25   $2,084
                                       ==        ======            ==     ======            ==      ======           ==   ======
Delinquent loans to total loans                   4.78%                    3.05%                     5.72%                 1.78%
                                                  ====                     ====                      ====                  ====
------------------
(1)  Of this amount, $880,000 is attributable to one loan located in Union Pier,
     Michigan.
(2)  Of  this  amount,  $461,000  is  attributable  to  one  loan  secured  by a restaurant in Union Pier, Michigan.


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

     At June 30, 2004 and 2003, the aggregate amount of the Bank's classified assets and of the Bank's general and specific loss allowances were as follows:

                                            At June 30,
                                        -------------------
                                         2004         2003
                                        ------       ------
                                       (Dollars in thousands)

Substandard assets                      $5,022       $4,226
Doubtful assets                            128           13
Loss assets                                 --           --
                                        ------       ------
  Total classified assets               $5,150       $4,239
                                        ======       ======

General loss allowances                 $1,372       $  958
Specific loss allowances                    85          149
                                        ------       ------
  Total allowances                      $1,457       $1,107
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

     In our opinion, our allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at June 30, 2004. However, there can be no assurance that regulators, when reviewing our loan portfolio in the future, will not require increases in our allowances for loan losses or that changes in economic conditions will not adversely affect our loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past two fiscal years ended June 30, 2004 and 2003.

                                                          Year Ended June 30,
                                                         --------------------
                                                          2004          2003
                                                         ------        ------
                                                        (Dollars in thousands)

Balance at beginning of period                           $1,097        $  579
                                                         ------        ------
Charge-offs:
  One- to four-family mortgage loans                         14            --
  Commercial nonresidential mortgage loans                   40            13
  Commercial loans                                           --            14
  Auto loans                                                 11            42
  Other consumer                                             35             5
                                                         ------        ------
    Total charge-offs                                       100            74

Recoveries                                                   --            --

Provision for losses on loans                               460           592
                                                         ------        ------

Balance end of period                                    $1,457        $1,097
                                                         ======        ======

Allowance for loan losses as a percent of total
  loans outstanding                                        1.22%         0.94%

Ratio of net charge-offs to average loans outstanding      0.08%         0.07%

Allowance for loan losses as a percent of total
  nonperforming loans                                      33.4%         43.6%

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                         At June 30,
                                          --------------------------------------
                                                  2004                2003
                                          -------------------- -----------------
                                                      Percent           Percent
                                                      of loans          of loans
                                                      in each           in each
                                                     Category          Category
                                                     to total          to total
                                          Amount      loans    Amount   loans
                                          ------     --------  ------  --------
                                               (Dollars in thousands)

Balance at end of period applicable to:
  Real estate mortgage loans:
    One- to four-family                  $  392       33.8%   $  428     44.9%
    Commercial                              690       20.8       339     15.7
    Land                                     27        2.1        13      1.4
    Multi-family                              2        0.5         2      0.7

  Construction loans                         70       12.5        43      7.6
  Automobiles and manufactured
    home loans                               13        1.6        44      1.2
  Home equity and second
    mortgage loans                           88       10.1       110     11.5
  Other consumer loans                       19        6.2        22      7.1
  Commercial loans                          156       12.4        96      9.9
  Unallocated                                --       --          --       --
                                         ------    -----      ------    -----

      Total                              $1,457    100.0%     $1,097    100.0%
                                         ======    =====      ======    =====


Investments

     Investments. Our investment policy authorizes us to invest in U.S. Treasury securities, securities guaranteed by the Government National Mortgage
Association, securities issued by agencies of the federal government and municipal governments, mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association and in highly-rated mortgage-backed securities, and investment-grade corporate debt securities. This policy permits our management to react quickly to market conditions. Most of the securities in our portfolio are considered available-for-sale. At June 30, 2004, our investment portfolio consisted of investments in Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Federal National Mortgage Association mortgage-backed securities, corporate securities, federal agency securities, Federal Home Loan Bank stock, and local and non-local municipal securities. At June 30, 2004, approximately $13.8 million, or 9.4%, of our total assets consisted of such investments. We also had $1.7 million in stock of the Federal Home Loan Bank of Indianapolis as of that date. As of that date, we also had pledged to the Federal Home Loan Bank of Indianapolis, as collateral, Federal Agency securities with a carrying value of $5.3 million.

     Investment Securities. The following table sets forth the amortized cost and the market value of the Bank's investment portfolio at the dates indicated.


                                                    At June 30,
                                    --------------------------------------------
                                           2004                    2003
                                    -------------------     --------------------
                                    Amortized    Fair       Amortized     Fair
                                       Cost      Value         Cost       Value
                                    ---------   -------     ---------    -------
                                               (Dollars in thousands)

Available for sale:
  Agency securities                  $ 5,799    $ 5,649       $ 5,325    $ 5,333
  State and municipal                  6,862      6,550         3,277      3,271
  Corporate obligations                  839        826         3,520      3,583
  Mortgage-backed securities             581        571            --         --
Held to maturity:
  Mortgage-backed securities             192        195           249        253
Federal Home Loan Bank stock (1)       1,653      1,653         1,072      1,072
                                     -------    -------       -------    -------
    Total                            $15,926    $15,444       $13,443    $13,512
                                     =======    =======       =======    =======
-----------
(1) Market value is based on the price at which the stock may be resold to the Federal Home Loan Bank of Indianapolis.

     The following table sets forth the amount of investment securities excluding mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2004.

                                                  Amount at June 30, 2004, which matures in
                                ------------------------------------------------------------------------------
                                      One Year          One Year            Five Years
                                      Or Less         to Five Years        to Ten Years       Over Ten Years
                                ------------------  ------------------  ------------------  ------------------
                                Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average
                                  Cost      Yield     Cost     Yield      Cost      Yield      Cost     Yield
                                ---------  -------  ---------  -------  ---------  -------  ---------  -------
                                                               (Dollars in thousands)
Agency securities                 $  --     0.00%     $787     3.90%     $3,712     4.44%     $1,300    3.40%
State and municipal                 100     4.01       466     4.01       2,859     4.09       3,437    4.23
Corporate obligations               158     3.07       101     4.45         580     4.23          --    0.00



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

     Deposits. We attract deposits principally from within La Porte and Porter Counties through the offering of a broad selection of deposit instruments, including fixed-rate passbook accounts, negotiable order of withdrawal accounts, variable rate money market accounts, investment checking accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. We do not actively solicit or advertise for retail deposits outside of La Porte and Porter Counties, and substantially all of our depositors are residents of La Porte and Porter Counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. We have brokered deposits, which totaled $11.8 million on June 30, 2004, or 11.3% of total deposits. We held $9.2 million of public deposits, or 8.8%, of our total deposits, at June 30, 2004. We periodically run specials on certificates of deposit with specific maturities.

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

     Approximately 65.7% of our deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that we offer. We offer special rates on certificates of deposit with maturities that fit our asset and liability strategies. We also offer money market savings accounts, which represent 20.2% of our deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer has allowed us to compete effectively in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We manage the pricing of our deposits in keeping with our asset/liability management and profitability objectives. Based on our experience, we believe that our savings accounts, negotiable order of withdrawal accounts and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates we pay on these deposits, have been and will continue to be significantly affected by market conditions.

     An analysis of our deposit accounts by type, maturity, and rate at June 30, 2004, is as follows:

                                             Balance at              Weighted
                                              June 30,       % of     Average
                                               2004        Deposits     Rate
                                             ----------    --------  --------
Type of Account                                     (Dollars in thousands)
---------------
Withdrawable:
  Fixed rate, passbook accounts              $ 11,397        10.9%      0.92%
  Variable rate, money market                   9,693         9.3       1.63
  Negotiable order of withdrawal accounts      14,772        14.1       1.22
                                             --------       -----
    Total withdrawable                         35,862        34.3       1.24

Certificates (original terms)
  3 months or less                              8,934         8.6       1.71
  6 months                                     16,991        16.3       1.69
  12 months                                    11,304        10.8       2.16
  18 months                                     2,315         2.2       1.99
  24 months                                     3,484         3.3       2.67
  36 months                                     9,329         8.9       3.36
  60 months                                    15,190        14.6       4.83
  120 months                                    1,065         1.0       5.20
                                             --------       -----
    Total certificates                         68,612        65.7       2.81
                                             --------       -----

Total deposits                               $104,474       100.0%      2.27%
                                             ========       =====

     The following table sets forth by various interest rate categories the composition of our time deposits at the dates indicated:

                                                     At June 30,
                                                ---------------------
                                                 2004          2003
                                                -------       -------
                                                 (Dollars in thousands)

1.00 to 1.99%                                   $27,986       $35,502
2.00 to 2.99%                                    16,794         9,578
3.00 to 3.99%                                     9,595         6,456
4.00 to 4.99%                                     6,327         5,858
5.00 to 5.99%                                     5,396         8,010
6.00 to 6.99%                                     2,193         2,633
7.00 to 7.99%                                       321           339
                                                -------       -------
Total                                           $68,612       $68,376
                                                =======       =======


     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 2004. Matured certificates, which have not been renewed as of June 30, 2004, have been allocated based upon certain rollover assumptions.

                          Amounts at June 30, 2004, Maturing In
                    ---------------------------------------------------
                    One Year        Two         Three      Greater Than
                    or Less        Years        Years       Three Years
                    --------      -------      -------     ------------
                                 (Dollars in thousands)

1.00 to 1.99%       $27,267        $  700       $    19        $   --
2.00 to 2.99%        11,998         4,184           512           100
3.00 to 3.99%         2,783         1,691         1,658         3,463
4.00 to 4.99%           653         1,771           939         2,964
5.00 to 5.99%           764            64         2,473         2,095
6.00 to 6.99%         1,221           825           147            --
7.00 to 7.99%           203           118            --            --
                    -------        ------       -------        ------
   Total            $44,889        $9,353       $ 5,748        $8,622
                    =======        ======       =======        ======


     The following table indicates the amount of our other certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2004.

                                                   At June 30, 2004
                                                ---------------------
Maturity Period                                 (Dollars in thousands)

  Three months or less                                $18,612
  Greater than three months through six months          2,958
  Greater than six months through twelve months         2,735
  Over twelve months                                    4,698
                                                      -------
    Total                                             $29,003
                                                      =======

Deposit Activity

     The following table presents the deposit information of the Bank for the periods indicated.

                                                               At June 30,
                                                          ----------------------
                                                            2004        2003
                                                          --------    --------
                                                         (Dollars  in thousands)

Beginning balance                                         $103,579    $ 63,211
                                                          --------     -------
  Net deposits (withdrawals) before interest credited         (316)     38,475
  Interest credited                                          1,211       1,893
                                                          --------    --------
  Net increase in deposits                                     895      40,368
                                                          --------    --------
Ending balance                                            $104,474    $103,579
                                                          ========    ========


     Total deposits at June 30, 2004, were approximately $104.5 million, compared to approximately $103.6 million at June 30, 2003. Our deposit base depends somewhat upon the manufacturing sector of La Porte and Porter Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect our ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

     Borrowings. We focus on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At June 30, 2004, we had borrowings in the amount of $19.8 million from the Federal Home Loan Bank of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2013. We are required to maintain eligible loans and investment securities, including mortgage-backed securities, in our portfolio of at least 170% of outstanding advances as collateral for advances from the Federal Home Loan Bank of Indianapolis. We also have available approximately $10.0 million of borrowing capacity with the Federal Home Loan Bank of Indianapolis. We do not anticipate any difficulty in obtaining advances appropriate to meet our requirements in the future.

     The following table presents certain information relating to the Bank's Federal Home Loan Bank borrowings at or for the years ended June 30, 2004 and 2003.

                                                           At or for the Year
                                                             Ended June 30,
                                                         ---------------------
                                                          2004          2003
                                                         -------       -------
                                                        (Dollars in thousands)

Federal Home Loan Bank Advances:
  Outstanding at end of period                           $19,827       $16,160
  Average balance outstanding for period                  25,227        14,060
  Maximum amount outstanding at any month end
    during the period                                     29,986        19,578
  Weighted average interest rate during the period          2.29%         3.22%
  Weighted average interest rate at end of period           2.51%         3.11%


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

     We currently own one subsidiary, City Savings Financial Services, Inc. ("CSFS"), which was organized in March 2000 to acquire substantially all of the assets of Whybrew Insurance Agency, Inc., a local insurance agency that provided insurance products to the community, including property, casualty, life and health insurance and fixed annuities. CSFS sold its property and casualty and health insurance lines of business and all rights to the name "Whybrew Insurance Agency" on January 2, 2003 for a net gain of $110,000, and it does not currently conduct any significant operations.

Employees

     As of June 30, 2004, we employed 33 persons on a full-time basis and 3 on a part-time basis. None of our employees is represented by a collective bargaining group, and we consider our employee relations to be good.

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


                                   COMPETITION

     The Bank originates most of its loans to and accepts most of its deposits from residents of La Porte County, Indiana. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in La Porte County with significantly larger resources than are available to the Bank. In total, there are 20 other financial institutions located in La Porte County, including ten banks, nine credit unions and one other savings association. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

                                   REGULATION

General

     As an Indiana-chartered, Savings Association Insurance Fund-insured savings association, the Bank is subject to extensive regulation by the Office of Thrift Supervision, the Department of Financial Institutions and the Federal Deposit Insurance Corporation. For example, the Bank must obtain Office of Thrift Supervision and Department of Financial Institutions approval before it may engage in certain activities and must file reports with the Office of Thrift Supervision and the Department of Financial Institutions regarding its activities and financial condition. The Office of Thrift Supervision and the Department of Financial Institutions periodically examine the Bank's books and records and, in conjunction with the Federal Deposit Insurance Corporation in certain situations, have examination and enforcement powers. This supervision and regulation are intended primarily to protect the safety and soundness of the Bank and to protect depositors and their federally-insured deposits. All savings associations must pay a semi-annual assessment to the Office of Thrift Supervision based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. The Bank's semi-annual assessment to the Office of Thrift Supervision is $33,618. The Bank also pays an annual assessment to the Department of Financial Institutions of $15,303.

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

Savings and Loan Holding Company Regulation

     City Savings Financial Corporation is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, and subject to regulatory oversight of the Director of the Office of Thrift Supervision. As such, City Savings Financial Corporation registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with City Savings Financial Corporation and with other companies affiliated with City Savings Financial Corporation.

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

     City Savings Financial Corporation operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act in 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The Gramm-Leach-Bliley Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. Due to these restrictions, City Savings Financial Corporation is authorized to engage only in those activities that are permissible for a financial holding company or a multiple savings and loan holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulations.

     The Home Owners' Loan Act provides that, among other things, a multiple savings and loan holding company may not, either directly or acting through a subsidiary that is not a savings association, conduct any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business,
(iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of the Office of Thrift Supervision by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the Office of Thrift Supervision before a multiple savings and loan holding company may engage in such activities.

     Notwithstanding the above rules as to permissible business activities of savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender test, then such holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if City Savings Financial Corporation were a bank holding company and the Bank were a bank. See "-- Qualified Thrift Lender." At June 30, 2004, the Bank's asset composition was in excess of that required to qualify as a qualified thrift lender.

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

     No subsidiary savings association of a savings and loan holding company may declare or pay a dividend or make a capital distribution on its permanent or nonwithdrawable stock unless it first gives the Director of the Office of Thrift Supervision 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid. The payment of dividends by the bank is also subject to additional Office of Thrift Supervision and Department of Financial Institutions limitations. See "--Dividend Limitations."

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional banks. The Federal Housing Finance Board, an independent agency, controls the Federal Home Loan Bank System including the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank system provides a central credit facility primarily for member financial institutions. At June 30, 2004, the Bank's investment in stock of the Federal Home Loan Bank of Indianapolis was $1.7 million. For the fiscal year ended June 30, 2004, the Federal Home Loan Bank of Indianapolis paid approximately $75,000 in dividends to the Bank.

     All 12 Federal Home Loan Banks are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of Federal Home Loan Bank stock in the future. A reduction in the value of such stock may result in a corresponding reduction in the Bank's capital.

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

Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The Office of Thrift Supervision requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 2004, the Bank was in compliance with all capital requirements imposed by law.

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

     The regulation permits certain savings associations to make capital distributions under certain circumstances without first filing a notice or an application with the

Office of Thrift Supervision and requires a savings association to file an application for approval of a proposed capital distribution with the Office of Thrift Supervision if the association is not eligible for expedited treatment under Office of Thrift Supervision's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At June 30, 2004, the Bank's retained net income standard was approximately $2.7 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the Office of Thrift Supervision prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the Office of Thrift Supervision or the Federal Deposit Insurance Corporation.

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

Loans to One Borrower

     Under Office of Thrift Supervision regulations and the Indiana statute, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. Office of Thrift Supervision regulations permit a savings association, in some cases, to lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the Office of Thrift Supervision authorizes the association to use this expanded lending authority. The Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits at June 30, 2004.

Qualified Thrift Lender

     Savings associations must meet a qualified thrift lender test that requires the association to maintain an appropriate level of qualified thrift investments, which primarily consist of residential mortgages and related investments, including certain mortgage-related securities. The required percentage of qualified thrift investments is 65% of portfolio assets, which includes all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets. Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation as qualified thrift investments. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months. As of June 30, 2004, the Bank was in compliance with its qualified thrift lender requirement, with approximately 97.3% of its assets invested in qualified thrift investments.

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

Acquisitions or Dispositions and Branching

     The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, Office of Thrift Supervision regulations authorize federal savings associations to acquire or be acquired by any insured depository institution and the Indiana statute authorizes an Indiana financial institution to acquire or be acquired by an out-of-state financial institution. Regulations promulgated by the Federal Reserve Board restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay Savings Association Insurance Fund premiums, but as such they become subject to branching and activity restrictions applicable to banks.

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

Federal Securities Law

     The shares of common stock of City Savings Financial Corporation have been registered under the Securities Exchange Act of 1934 (the "1934 Act") and, as a result, City Savings Financial Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the Securities and Exchange Commission thereunder. After three years following the Bank conversion to stock form, if City Savings Financial Corporation has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

     Shares of common stock held by persons who are affiliates of City Savings Financial Corporation may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 (the "1933 Act"). If City Savings Financial Corporation meets the current public information requirements under Rule 144, each affiliate of City Savings Financial Corporation who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of City Savings Financial Corporation or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws. On May 9, 2003, the U.S. Treasury Department issued final regulations that, among other things, require financial institutions to incorporate into their written money laundering plans a board-approved customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (ii) maintaining records of the information used to verify the person's identity; and (iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations. The Bank does not anticipate that these requirements will materially affect its operations.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the 1934 Act. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief
Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions became effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although City Savings Financial Corporation anticipates incurring additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

Other Indiana Regulations

     As noted, the Bank is subject to regulation by the Department of Financial Institutions. The Department of Financial Institutions has the right to promulgate rules and regulations necessary for the supervision and regulation of Indiana-chartered savings associations under its jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Department of Financial Institutions includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases; the regulation of incorporators, shareholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest.

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

Item 2.   Description of Property.

     The following table provides certain information with respect to the Bank's offices as of June 30, 2004:

                                                          Net Book
                                                          Value of
                                                         Property,   Approximate
                            Owned or   Year     Total    Furniture     Square
Description and Address      Leased   Opened   Deposits  & Fixtures    Footage
-----------------------     --------  ------   --------  ----------  -----------
                                          (Dollars in thousands)

Main Office                   Owned    1970    $88,724     $1,383       4,600
2000 Franklin Street
Michigan City, IN 46360

Rolling Prairie Branch        Owned    1995     7,836        72          900
101 E. Michigan Street
Rolling Prairie, IN  46371

Chesterton Branch             Owned    2004     7,914       2,231       7,600
851 Indian Boundary Road
Chesterton, IN  46304

Crown Point Office
(loan originations only)
11045 Broadway, Unit A
Crown Point, IN  46307        Leased   2004       --         10          1,252
-----------------
*Includes property acquired for future expansion.


     We own computer and data processing equipment which we use for transaction processing, loan origination, and accounting. The net book value of our electronic data processing equipment was approximately $133,000 at June 30, 2004.

     We currently operate seven automatic teller machines, with one ATM located at each of our three offices, three located in restaurants in La Porte County and one located at a gas station/convenience store in LaPorte, Indiana. Our ATMs participate in the Cirrus(R) and Star(R) networks.

     We have also contracted for the data processing and reporting services of Aurum Technologies, Inc. in Charlotte, North Carolina. The cost of these data processing services is approximately $18,500 per month.

     We have also executed a Correspondent Services Agreement with the Federal Home Loan Bank of Indianapolis under which we receive item processing and other services for a fee of approximately $2,100 per month.

Item 3.  Legal Proceedings.

     The Company is party to a lawsuit asserting, among other things, that the Company interfered with transactional relationships between the Indiana Housing Finance Authority (IHFA) and the Greater Michigan City Community Development Corporation (GMCCDC). It is impossible at this time for the Company to predict the outcome of this pending litigation or impact on the Company's operations or financial condition. This proceeding was first reported on the Company's Form 10-KSB for the period ended June 30, 2002, and there have been no material developments during the period covered by this report.

     The Company is also subject to other claims and lawsuits which arise in the normal course of business. There were no other lawsuits pending or known to be contemplated against the Company at June 30, 2004, that would have a material effect on the Company's operations or income.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the security holders during the quarter ended June 30, 2004.


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933. The information required by this item, including market information and data as to holders and dividends, is incorporated by reference to the material under the heading "Market Information" on page 42 of the Holding Company's 2004 Shareholder Annual Report (the "Shareholder Annual Report").

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The information required by this item is incorporated by reference to pages 4 through 17 of the Shareholder Annual Report.

Item 7.  Financial Statements.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 18 through 39 of the Shareholder Annual Report are incorporated herein by reference.

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

Item 8B. Other Information.

     The Company has no information that was required to be reported on a Form 8-K in the fourth quarter covered by this 10-KSB, but was not reported on a Form 8-K during the fourth quarter.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information required by this item with respect to directors and executive officers is incorporated by reference to pages 3 to 5 and page 11 of the Holding Company's Proxy Statement for its Annual Shareholder meeting to be held October 27, 2004 (the "2004 Proxy Statement").

     The Company has a separate Audit  Committee  established in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Its members are Richard G. Cook, Dale A. Parkison and Bruce W. Steinke.

     The Board of Directors of the Company has determined that the Company does not have an "audit committee financial expert," as defined in 17 CFR Section 228.401(e)(2), serving on its Audit Committee. The Board has selected Audit Committee members based on the Board's determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company's financial statements.

     The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics is incorporated by reference to Exhibit 14 of the Company's 10-KSB filed September 29, 2003.

Item 10. Executive Compensation.

     The information required by this item with respect to Directors is incorporated by reference to page 7 of the Holding Company's 2004 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item with respect to certain beneficial owners and directors is incorporated by reference to pages 1 and 2 of the Holding Company's 2004 Proxy Statement.

Equity Compensation Plan Information

     The following table provides the information about the Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of June 30, 2004.

                                                                                       Number of securities
                                                                                      remaining available for
                                                                                       future issuance under
                                  Number of securities         Weighted-average         equity compensation
                               to be issued upon exercise      exercise price of            plans as of
                                 of outstanding options,          outstanding              June 30, 2004
                                warrants and rights as of      options, warrants       (excluding securities
                                      June 30, 2004               and rights         reflected in column (a))
Plan category                              (a)                        (b)                       (c)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders:
    City Savings Financial
      Corporation Stock
      Option Plan                        46,770                    $15.39                      8,775

Equity compensation plans not
  approved by security holders:              --                        --                         --

Total                                    46,770                    $15.39                      8,775



Item 12. Certain Relationships and Related Transactions.

     The information required by this item with respect to Directors is incorporated by reference to pages 10 and 11 of the Holding Company's 2004 Proxy Statement.

Item 13. Exhibits.

   (a) List the following documents filed as part of the report:

                                                                   Annual Report
                                                                      Page No.

       Financial Statements:

       Report of Independent Registered Public Accounting Firm..........  18

       Consolidated Balance Sheets at June 30, 2004 and 2003............  19

       Consolidated Statements of Income for the Years Ended June 30,
          2004 and 2003 ................................................  20

       Consolidated Statements of Shareholders' Equity for the
          Years Ended June 30, 2004 and 2003............................  21

       Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2004 and 2003 .......................................  22

       Notes to Consolidated Financial Statements.......................  23

   (b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.


Item 14.  Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to page 10 of the Holding Company's 2004 Proxy Statement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CITY SAVINGS FINANCIAL CORPORATION


Date:  September 28, 2004              By: /s/ Thomas F. Swirski
                                            ------------------------------------
                                            Thomas F. Swirski, President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of September, 2004.

    Signatures                         Title                 Date
    ---------------------------------- ----------------      ------------------

(1) Principal Executive Officer:                          )
                                                          )
    /s/ Thomas F. Swirski              President and      )
     --------------------------------- Chief Executive    )
    Thomas F. Swirski                  Officer            )
                                                          )
                                                          )
(2) Principal Financial and Accounting                    )
    Officer:                                              )
                                                          )
    /s/ George L. Koehm                Treasurer          )
     ---------------------------------                    )
    George L. Koehm                                       )
                                                          )
                                                          )
(3) The Board of Directors:                               )
                                                          )  September 28, 2004
                                                          )
    /s/ Bruce W. Steinke               Chairman of the    )
     --------------------------------- Board              )
    Bruce W. Steinke                                      )
                                                          )
                                                          )
    /s/ Richard G. Cook                Director           )
     ---------------------------------                    )
    Richard G. Cook                                       )
                                                          )
                                                          )
    /s/ George L. Koehm                Director           )
     ---------------------------------                    )
    George L. Koehm                                       )
                                                          )
                                                          )
                                       Director           )
     ---------------------------------                    )
    James E. Magnuson                                     )

                                                          )
                                                          )
    /s/ Dale A. Parkison               Director           )
     ---------------------------------                    )
    Dale A. Parkison                                      )
                                                          )
                                                          )
                                       Director           )
     ---------------------------------                    )
    L. Charles Lukmann III                                )
                                                          )
                                                          )  September 28, 2004
                                       Director           )
     ---------------------------------                    )
    Mark T. Savinski                                      )
                                                          )
                                                          )
    /s/ Thomas F. Swirski              Director           )
     ---------------------------------                    )
    Thomas F. Swirski                                     )

                               EXHIBIT INDEX

 Exhibit No.    Description
 -----------    -------------------------------------------------------
   3 (1)        Registrant's Articles of Incorporation are incorporated
                by  reference  to  Exhibit  3(1)  to  the  Registrant's
                Registration Statement on form SB-2 filed with the Commission on September 26, 2001 (the "Registration
                Statement").

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

     (i) Deferred Compensation Agreement with George Koehm, dated September 1, 2003, is incorporated by reference to the Company's 10-QSB filed February 17, 2004.

     (j) Deferred Compensation Agreement with Thomas Swirski, dated July 1, 2003, is incorporated by reference to the Company's 10-QSB filed February 17, 2004.

     (k) Death Benefit Agreement with Debra L. Moffitt, dated January 1, 2004, is incorporated by reference to the Company's 10-QSB filed May 17, 2004.

     (l) Death Benefit Agreement with James E. Drader, dated January 1, 2004, is incorporated by reference to the Company's 10-QSB filed May 17, 2004.

     (m) Restated City Savings Bank Deferred Supplemental Director Retirement Agreement effective January 1, 2004, is incorporated by reference to the Company's 10-QSB filed May 17, 2004.

   13           2004 Annual Report

   14           The  Company's  Code  of  Ethics  is   incorporated  by
                reference to Exhibit 14 of the Company's Form 10-KSB filed September 29, 2003.

   21           Subsidiaries of the Registrant

   23           Consent of Independent Accountants

   31(1)        CEO Certification

   31(2)        CFO Certification

   32           Section 906 Certification