Form 10QSB
period 2004-09-30
CITY SAVINGS FINANCIAL CORP
filed 2004-11-15
CIK 1159404

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_______

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

Yes [ ]            No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 11, 2004 - 555,450 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets                             3

           Consolidated Condensed Statements of Income                       4

           Consolidated Condensed Statements of  Comprehensive Income        5

           Consolidated Condensed Statements of Cash Flows                   6

           Notes to Unaudited Consolidated Condensed Financial Statements    7

Item 2.   Management's Discussion and Analysis or Plan of Operation         11

Item 3.   Controls and Procedures                                           14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        15
Item 3.  Defaults Upon Senior Securities                                    15
Item 4.  Submission of Matters to a Vote of Security Holders                15
Item 5.  Other Information                                                  15
Item 6.  Exhibits                                                           15

SIGNATURES                                                                  16

EXHIBITS                                                                    17


Item 1.  Financial Statements

                             CITY SAVINGS FINANCIAL CORPORATION
                            Consolidated Condensed Balance Sheets
                                   (Dollars in Thousands)


                                                               Sept. 30,          June 30,
                                                                2004                2004
                                                             (Unaudited)
Assets
   Cash and due from banks                                    $   2,819          $   1,829
   Interest-bearing demand deposits                                  36                712
                                                              ----------------------------
      Cash and cash equivalents                                   2,855              2,541
   Interest-bearing time deposits                                   299                299
   Investment securities available for sale                      14,591             13,596
   Investment securities held to maturity                           182                192
                                                              ----------------------------
         Total Investment Securities                             14,773             13,788
   Loans, net of allowances for loan losses
       of $1,586 and $1,457                                     119,036            117,486
   Loans available for sale                                       1,880              1,784
   Premises and equipment                                         3,648              3,696
   Federal Home Loan Bank stock                                   1,671              1,653
   Interest receivable                                              722                662
   Cash value of life insurance                                   2,510              2,485
   Other assets                                                   1,291              1,728
                                                              ----------------------------
         Total assets                                         $ 148,685          $ 146,122
                                                              ============================

Liabilities
   Deposits
      Non-interest bearing                                    $   3,037          $   3,033
      Interest bearing                                           98,738            101,441
                                                              ----------------------------
         Total deposits                                         101,775            104,474
   Federal Home Loan Bank advances                               25,699             19,828
   Other Borrowings                                               6,787              7,829
   Other liabilities                                              2,117              2,121
                                                              ----------------------------
         Total liabilities                                      136,378            134,252
                                                              ----------------------------
Commitments and Contingencies
Equity Received From Contributions to the ESOP                      187                187
Shareholders' Equity
   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450                            4,598              4,598
   Retained earnings                                              7,885              7,671
   Unearned recognition and retention plan                         (293)              (293)
   Accumulated other comprehensive loss                             (70)              (293)
                                                              ----------------------------
   Total shareholders' equity                                    12,120             11,683
                                                              ----------------------------
         Total liabilities and shareholders' equity           $ 148,685          $ 146,122
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



                                       3

                       CITY SAVINGS FINANCIAL CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                Three Months Ended
                                          Sept. 30, 2004  Sept. 30, 2003
--------------------------------------------------------------------------------

Interest income
   Loans receivable                            $1,872         $2,017
   Investment securities                          154            133
   Federal Home Loan Bank stock                    18             13
   Interest-bearing deposits                        4              9
                                               ---------------------
      Total interest income                     2,048          2,172
                                               ---------------------

Interest expense
   Deposits                                       599            608
   Borrowed funds                                 229            214
                                               ---------------------
      Total interest expense                      828            822
                                               ---------------------

Net interest income                             1,220          1,350
   Provision for loan losses                      129            177
                                               ---------------------
Net interest income after provisions            1,091          1,173
                                               ---------------------

Other income
   Service charges on deposit accounts             29             33
   Net realized gains on sales of
      available-for-sale securities                 5             38
   Net gains on loan sales                         47            101
   Increase in value of life insurance             24             14
   Other income                                    93            114
                                               ---------------------
      Total other income                          198            300
                                               ---------------------

Other expenses
   Compensation and benefits                      474            359
   Net occupancy expenses                          74             45
   Equipment expense                               82             37
   Professional fees                               53             42
   Advertising and promotion                       34             33
   Data processing                                 57             59
   Other expenses                                 224            109
                                               ---------------------
      Total other expenses                        998            684

Income before income tax                          291            789
   Income tax expense                              77            307

Net income                                     $  214         $  482

Basic Earnings per share                       $ 0.43         $ 0.98

Diluted Earnings per share                       0.42           0.96


See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
            Consolidated Condensed Statements of Comprehensive Income
                          (Unaudited and In Thousands)


                                                Three Months Ended
                                          Sept. 30, 2004  Sept. 30, 2003
--------------------------------------------------------------------------------

Net income                                     $  214         $  482
Other comprehensive income, net of tax
   Unrealized gains/(losses) on
     securities available for sale
       Unrealized holding gains arising
         during the period, net of tax
         expense (benefit) of $146 and ($35)      223            (53)
                                               ---------------------
Comprehensive income                           $  437         $  429
                                               =====================




See notes to consolidated condensed financial statements.

                                            CITY SAVINGS FINANCIAL CORPORATION
                                      Consolidated Condensed Statement of Cash Flows
                                               (Unaudited and In Thousands)


                                                                                            Three Months Ended Sept. 30,
                                                                                              2004               2003
                                                                                            ----------------------------
Operating Activities
   Net income                                                                               $     214          $     482
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                                   129                177
      Depreciation                                                                                 66                 23
      Investment securities accretion, net                                                         19                 26
      Investment securities gains                                                                  (5)               (38)
      Mortgage Loans originated for sale                                                      (15,004)          (112,593)
      Proceeds from sale of mortgage loans                                                     14,955            112,298
      Gains on sale of loans                                                                      (47)              (101)
      Increase in cash value of life insurance                                                    (24)               (14)
      Net change in
         Interest receivable                                                                      (60)               (32)
         Other assets                                                                             436                  0
         Other liabilities                                                                       (150)               (84)
                                                                                            ----------------------------
          Net cash provided by operating activities                                               529                144
                                                                                            ----------------------------

Investing Activities
   Purchases of securities available for sale                                                  (2,096)            (4,525)
   Proceeds from sales of securities available for sale                                           882              1,681
   Proceeds from maturities of securities available for sale                                      574              1,414
   Proceeds from maturities and paydowns of securities held to maturity                            10                 21
   Net changes in loans                                                                        (1,679)            (6,695)
   Purchases of premises and equipment                                                            (18)              (549)
   Purchase of FHLB stock                                                                         (18)              (517)
   Purchase of life insurance                                                                       0             (1,334)
                                                                                            ----------------------------
         Net cash used by investing activities                                                 (2,345)           (10,504)
                                                                                            ----------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                                 202             (2,353)
      Certificate of deposits                                                                  (2,901)                68
   Proceeds from FHLB advances                                                                 10,000             29,900
   Payments on FHLB advances                                                                   (4,129)           (19,468)
   Payments on other borrowings                                                                (1,042)              (873)
                                                                                            ----------------------------
         Net cash provided by financing activities                                              2,130              7,274
                                                                                            ----------------------------



Net Change in Cash and Cash Equivalents                                                           314             (3,086)

Cash and Cash Equivalents, Beginning of Year                                                    2,541              4,952
                                                                                            ----------------------------
Cash and Cash Equivalents, End of Period                                                    $   2,855          $   1,866
                                                                                            ============================
Additional Cash Flows Information

   Interest paid                                                                            $     839          $     817

   Income tax paid                                                                                  0                726



See notes to consolidated condensed financial statements.




                                       6

                       CITY SAVINGS FINANCIAL CORPORATION
         Notes to Unaudited Consolidated Condensed Financial Statements


The activities of City Savings Financial Corporation (the "Company") are primarily limited to holding the stock of City Savings Bank (the "Bank"). The Bank conducts business from three full-service offices located in LaPorte, Chesterton and Michigan City, Indiana with the main office located in Michigan City. The Bank also has a loan origination office in Crown Point, Indiana. Through these offices, the Bank attracts deposits from the general public and originates loans for consumer, residential and commercial purposes. The Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-KSB for the year ended June 30, 2004 filed with the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the unaudited consolidated condensed financial statements have been included. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of the Company as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

The Company has a stock-based employee compensation plan and accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                       CITY SAVINGS FINANCIAL CORPORATION
                    Notes to Unaudited Consolidated Condensed
                  Financial Statements (Table dollar amounts in
                   thousands except per share and share data)




                                                           Three Months Ended         Three Months Ended
                                                             Sept. 30, 2004             Sept. 30, 2003
                                                        --------------------------------------------------
 Net income, as reported                                              $214                     $482
 Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net
    of income taxes                                                      7                        9
                                                        --------------------------------------------------

 Pro forma net income                                                 $207                     $473
                                                        ==================================================

 Earnings per share:
     Basic - as reported                                          $   0.43                 $   0.98
     Basic - pro forma                                            $   0.41                 $   0.96
     Diluted - as reported                                        $   0.42                 $   0.96
     Diluted - pro forma                                          $   0.40                 $   0.94




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

Emerging Issues Task Force Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") was issued in late 2003 with an effective date of March 31, 2004. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and investments accounted for under the cost method. The guidance

                       CITY SAVINGS FINANCIAL CORPORATION
                    Notes to Unaudited Consolidated Condensed
                  Financial Statements (Table dollar amounts in
                   thousands except per share and share data)

requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the FASB delayed indefinitely the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature or to disclose certain information on impaired investments. The application of the guidance originally included in EITF 03-1 would not have had a material effect on the Company's financial condition or results of operations.


Note 4: Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding less shares held by the ESOP that are unallocated and not committed to be released and less shares held by the RRP. For the three month period ended September 30, 2004, the weighted average number of common shares used to compute basic earnings per share was 502,125. For the three month period ended September 30, 2003, the weighted average number of common shares used to compute basic earnings per share was 493,240.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options. For the three month period ended September 30, 2004, the weighted average number of common shares used to compute diluted earnings per share was 515,266. For the three months September 30, 2003, the weighted average number of common shares used to compute diluted earnings per share was 504,000.

Options to purchase 3,000 shares of common stock at 27.74 per share were outstanding at June 30, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.



Note 5:  Loans and Allowance
                                                                       September 30,    June 30,
                                                                          2004            2004
                                                                       -------------------------

Commercial and industrial loans not secured by real property .....     $  15,522       $  15,677
Residential real estate loans ....................................        42,698          42,836
Commercial real estate loans .....................................        26,806          26,880
Construction loans ...............................................        15,453          15,869
Land Loans .......................................................         2,200           2,723
Individuals' loans for household and other personal expenditures .        24,358          22,705
                                                                       -------------------------

                                                                         127,037         126,690
Unamortized deferred loan fees, net ..............................          (173)           (191)
Undisbursed portion of loans .....................................        (4,362)         (5,772)
Allowance for loan losses ........................................        (1,586)         (1,457)
                                                                       -------------------------
             Total Loans (including loans available for sale) ....     $ 120,916       $ 119,270
                                                                       -------------------------




                                       9

                       CITY SAVINGS FINANCIAL CORPORATION
                    Notes to Unaudited Consolidated Condensed
                  Financial Statements (Table dollar amounts in
                   thousands except per share and share data)


                                                          Three Months Ended
                                                        Sept. 30,      Sept. 30,
                                                          2004           2003
                                                        -----------------------
Allowance for loan losses
  Balances, July 1, 2004 and 2003 .....                 $ 1,457         $ 1,097
  Provision for losses ................                     129             177
  Recoveries on loans .................                       0               0
  Loans charged off ...................                       0             (35)
                                                        -----------------------

  Balances, September 30, 2004 and 2003                 $ 1,586         $ 1,239
                                                        -----------------------


Note 6:  Nonperforming assets

                                                        Sept. 30,      Sept. 30,
                                                          2004           2003
                                                        -----------------------
Nonperforming loans:
 Non-accrual .......................................    $ 4,025         $ 4,255
 Loans more than 90 days past due and still accruing          0               0
 Trouble debt restructurings .......................          0             102
                                                        -----------------------
                                                          4,025           4,357
 Foreclosed assets .................................         41             191
                                                        -----------------------
Total nonperforming assets .........................    $ 4,066         $ 4,548
                                                        -----------------------

Nonperforming loans to total loans .................       3.33%           3.65%

Nonperforming assets to total assets ...............       2.73%           3.11%


Note 7:  Past Due Loans

  Balances at:                          September 30, 2004      June 30, 2004
                                        ------------------      -------------
                                        30-89     90 Days     30-89     90 Days
                                         Days     and Over     Days     and Over
Commercial and industrial loans
     not secured by real property .     $  752     $1,217     $  896     $  152
Real estate loans .................      4,135      2,265      3,199      3,303
Construction loans ................      1,158        323        604         --
Individuals' loans for household
    and other personal expenditures      1,744        220      1,006        181
                                        ---------------------------------------

 Total ............................     $7,789     $4,025     $5,705     $3,636
                                        ---------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

This Quarterly Report on Form 10-QSB ("Form 10-QSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of the Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans; the change in state leadership and dominance by a different political party in the state legislature; and regulatory changes.

Critical Accounting Policies

Allowance for Loan Losses. The allowance for loan losses ("ALL") is a significant estimate that can and does change based on Management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. Management reviews the adequacy of the ALL on at least a quarterly basis. This review is based on four components: specific identified risks or anticipated losses in individual loans, a percentage factor based on the type of loan and the classification assigned to the credit, growth or shrinkage in the overall portfolio and Management's analysis of overall economic conditions such as employment, bankruptcy trends, property value changes and change in delinquency levels.

Credits are evaluated individually based on degree of delinquency and/or identified risk ratings of special mention or worse. Credits with delinquency levels of less than 90 days and not subject to classification are reviewed in the aggregate. Percentage factors applied to individual credits are based on risk rating, the type of credit and estimated potential losses in the event liquidation becomes necessary. Percentage factors applied to loans reviewed in the aggregate are based solely on the type of credit. Anticipated losses on other real estate owned are recognized immediately upon recording the asset.

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

Foreclosed assets and real estate acquired for development. Foreclosed assets and real estate acquired for development are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information.

Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.


Loans Purchased Under Agreements to Resell

In September of 2002, the Company entered into mortgage loan repurchase agreements with several mortgage companies. Through these agreements, the Company buys conventional single family mortgage loans from the mortgage companies at par and subsequently resells the loan to the mortgage companies or others for transfer to an end investor. During the holding period, which typically lasts thirty days, the Company earns a prime based return and fee income and reports these loans as residential mortgage loans. In June of 2003, at the request of the Office of Thrift Supervision ("OTS"), the Company's primary federal regulator, the Company limited the outstanding balance of loans purchased from any one mortgage company to 25% of the Bank's capital and unimpaired surplus which was substantially below the limits that were in place. The new limits took effect on October 31, 2003.

The Company had $1.9 million in loans outstanding purchased under agreements to resell at September 30, 2004 as compared to $13.5 million at September 30, 2003. During the quarter ended September 30, 2004, the Company recorded interest income of $38,000 and fee income of $4,000 on loans purchased via the program as compared to interest income of $373,000 and fee income of $31,000 recorded for the same period last year.


Real Estate Development Project

On December 8, 2003, the Company entered into an agreement to purchase 80 acres of land located in Crown Point, Indiana for $3.4 million. The Company planned on developing the land for commercial purposes through a joint venture with a local real estate developer. The terms of the agreement provided for a 180-day due diligence period commencing one day after the date of the agreement and required a closing date on or before thirty days after the expiration of the due diligence period. The Company intended to fund the purchase of the real estate through a credit facility with a correspondent bank and obtained a letter of non-objection from its primary regulator, the Office of Thrift Supervision, allowing the Company to take on the additional borrowings. Subsequent to June 30, 2004, the Office of Thrift Supervision rescinded their letter of non-objection. As a result of this action, the Company let its option to purchase the land expire and charged off approximately $60,000 in development costs related to the project during the quarter ended September 30, 2004.


Financial Condition

Total assets at September 30, 2004 were $148.7 million compared to $146.1 million at June 30, 2003, an increase of $2.6 million, or 1.8%. The increase in assets was primarily attributable to an increase in net loans of $1.6 million or 1.4% and an increase in investment securities available for sale of $995,000 or 7.3%. The increase in net loans was largely due to an increase in loan originations by the Company's Chesterton, Indiana banking office which began operations in February of 2004.

The Company's allowance for loan losses increased $129,000 or 8.9% to $1.6 million at September 30, 2004, from $1.5 million at June 30, 2003. Over this same time period loans on non-accrual status decreased $230,000 or 5.4% to $4.0 million at September 30, 2004. Although management believes that its allowance for loan losses at September 30, 2004 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company's results of operations.

Total deposits decreased $2.7 million or 2.6%, to $101.8 million at September 30, 2004 from $104.5 million at June 30, 2003. The decrease in deposits was attributable to a $2.9 million decrease in certificate of deposit balances, a $454,000 decrease in savings account balances partially offset by a $655,000 increase in demand and money market account balances. The decrease in certificate account balances was due to a decrease in broker originated deposits.

Advances from the Federal Home Loan Bank increased $5.9 million to $25.7 million at September 30, 2004 from $19.8 million at June 30, 2004. The Company utilized advances to fund loan growth and maturing brokered deposits. The weighted average cost of Federal Home Loan Bank advances at September 30, 2004 was 2.61% with a weighted average remaining maturity of 1.2 years.

Shareholders' equity totaled $12.1 million at September 30, 2004, an increase of $437,000 or 3.7% from $11.7 million at June 30, 2004. The increase resulted from net income for the three months ended September 30, 2004 of $214,000 and by the after-tax decrease in the unrealized loss on the available-for-sale investment portfolio of $223,000.


Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

General. Net income for the three months ended September 30, 2004 was $214,000, a decrease of $268,000 or 55.6% from the $482,000 reported for the period ended September 30, 2003. The decrease in income in the 2004 period was primarily attributable to a decrease in net interest income of $130,000, an increase in other expenses of $314,000 and a decrease in other income of $102,000. The Company's return on equity and return on assets for the three months ended September 30, 2004 was 7.07% and 0.58% respectively, as compared to 17.23% and 1.22% for the same time period last year.

Interest Income. Interest income for the three months ended September 30, 2004 decreased $124,000 or 5.7% over the same period last year reflecting a decrease in the average balance of interest earning assets. This decrease was partially offset by an increase in the average yield on interest-earning assets of 25 basis points to 5.95% for the three months ended September 30, 2004, from 5.70% for the three months ended September 30, 2003.

Interest Expense. Interest expense on deposits for the three months ended September 30, 2004 was $828,000 compared to $822,000 for the same period last year, an increase of $6,000 or 0.7%. The increase in interest expense was primarily the result of an increase in the average cost of deposits which was partially offset by a period to period decrease in average outstanding balances. Interest expense on borrowed funds totaled $229,000 for the three months ended September 30, 2004, an increase of $15,000 from the comparable period in 2003. The increase resulted primarily from an increase in the average cost of borrowings. The average cost of total interest-bearing liabilities for the three months ended September 30, 2004 was 2.47% compared to 2.31% for the three months ended September 30, 2003.

Net Interest Income. Net interest income of $1.2 million for the three months ended September 30, 2004 reflects a decrease of $130,000 or 9.6% from the same period in 2003. The decrease in net interest income was primarily the result of a decrease in the Company's average interest-earning assets partially offset by an increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.48% for the three months ended September 30, 2004, from 3.39% for the same period last year.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $129,000 provision for losses on loans for the three months ended September 30, 2004, which was $48,000 less than the level of provisions recorded in the same period last year. While management believes that the allowance for loan losses is adequate at September 30, 2004, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the three months ended September 30, 2004 was $198,000 compared to $300,000 for the three months ended September 30, 2003, a decrease of $102,000 or 34.0%. The decrease in noninterest income was primarily the result of a $54,000 decrease in net gains on loan sales, a $33,000 decrease in net gains on sales of available-for-sale securities and a $21,000 decrease in other income. Partially offsetting the decrease in noninterest income was a $10,000 increase in income related the Company's investment in bank-owned life insurance. The decrease in other income was largely due to a decrease in fees related to the Company's mortgage warehousing activities.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2004 was $998,000 compared to $684,000 million for the three months ended September 30, 2003, an increase of $314,000 or 45.9%. In February of 2004, the Company opened up a full-service branch office in Chesterton, Indiana and a loan origination office in Crown Point, Indiana and has experienced an increase in expenses related to the staffing and operation of these offices. The Bank has also experienced higher period over period compensation and benefit expenses related to staffing increases in commercial lending, loan support and operations and accounting. Additionally, other expenses for September 30, 2004 include approximately $60,000 in costs related to the Crown Point, Indiana real estate development project which was discussed in greater detail earlier in this report.

Income Taxes. The provision for income taxes totaled $77,000 for the three months ended September 30, 2004, a decrease of $230,000 or 74.9%, as compared to the same period in 2003. The effective tax rates amounted to 26.5% and 38.9% for the three months ended September 30, 2004 and 2003, respectively.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3.     Controls and Procedures

A. Evaluation of disclosure controls and procedures. The Company's president and treasurer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

B. Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is party to a lawsuit asserting, among other things, that the Company interfered with transactional relationships between the Indiana Housing Finance Authority (IHFA) and the Greater Michigan City Community Development Corporation (GMCCDC). It is impossible at this time for the Company to predict the outcome of this pending litigation or impact on the Company's operations or financial condition. This proceeding was first reported on the Company's Form 10-KSB for the period ending June 30, 2002, and there have been no material developments during the period covered by this report.

The Company is also subject to other claims and lawsuits which arise in the normal course of business. There were no other lawsuits pending or known to be contemplated against the Company at September 30, 2004 that would have a material effect on the Company's operations or income.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

                 None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to Vote of Security Holders.

             None.

Item 5.     Other Information.

             None.

Item 6.     Exhibits.

               Exhibit  4(1).   Form  of  Floating   Rate  Junior   Subordinated
               Deferrable Interest Debentures Indenture, dated June 26, 2003.

               Exhibit  4(2).   Form  of  Floating   Rate  Junior   Subordinated
               Deferrable Interest Debentures Amended and Restated Declaration of Trust, dated June 26, 2003.

               Exhibit  4(3).   Form  of  Floating   Rate  Junior   Subordinated
               Deferrable Interest Debentures Guarantee Agreement, dated June 26, 2003.

               Exhibit  4(4).   Form  of  Floating   Rate  Junior   Subordinated
               Deferrable Interest Debentures Placement Agreement, dated June 26, 2003.

               Exhibit 31(1). CEO Certification required by 17 C.F.R. Section 240.13a-14(a)

               Exhibit 31(2). CFO Certification required by 17 C.F.R. Section 240.13a-14(a)

               Exhibit 32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CITY SAVINGS FINANCIAL CORPORATION


Date:  November 15, 2004            /s/ Thomas F. Swirski
       -----------------            --------------------------------------------
                                    Thomas F. Swirski
                                    President and Chief Executive Officer



Date:  November 15, 2004            /s/ George L. Koehm
       -----------------            --------------------------------------------
                                    George L. Koehm
                                    Treasurer and Controller