Form 10QSB
period 2004-12-31
CITY SAVINGS FINANCIAL CORP
filed 2005-02-14
CIK 1159404

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004 OR

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

Yes [  ]            No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 14, 2005 - 555,450 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB


                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

             Consolidated Condensed Balance Sheets                             3

             Consolidated Condensed Statements of Income                       4

             Consolidated Condensed Statements of  Comprehensive Income        5

             Consolidated Condensed Statements of Cash Flows                   6

             Notes to Unaudited Consolidated Condensed Financial Statements    8

Item 2.    Management's Discussion and Analysis or Plan of Operation          13

Item 3.    Controls and Procedures                                            19


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  19
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        19
Item 3.    Defaults Upon Senior Securities                                    19
Item 4.    Submission of Matters to a Vote of Security Holders                19
Item 5.    Other Information                                                  20
Item 6.    Exhibits                                                           20

SIGNATURES                                                                    21

EXHIBITS                                                                      22


Item 1.  Financial Statements

                       CITY SAVINGS FINANCIAL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                               Dec. 31,             June 30,
                                                                 2004                 2004
                                                              (Unaudited)

Assets
   Cash and due from banks                                     $   2,275           $   1,829
   Interest-bearing demand deposits                                  374                 712
                                                               -----------------------------
      Cash and cash equivalents                                $   2,649               2,541
   Interest-bearing time deposits                                    299                 299
   Investment securities available for sale                       14,356              13,596
   Investment securities held to maturity                            176                 192
                                                               -----------------------------
         Total investment securities                              14,532              13,788
   Loans, net of allowances for loan losses of $1,682
      and $1,457                                                 120,787             117,486
   Loans available for sale                                          966               1,784
   Premises and equipment                                          3,589               3,696
   Federal Home Loan Bank stock                                    1,689               1,653
   Interest receivable                                               736                 662
   Cash value of life insurance                                    2,534               2,485
   Foreclosed assets                                                 902                 191
   Other assets                                                    1,100               1,537
                                                               -----------------------------
         Total assets                                          $ 149,783           $ 146,122
                                                               =============================

Liabilities
   Deposits
      Non-interest bearing                                     $   2,639           $   3,033
      Interest bearing                                            94,427             101,441
                                                               -----------------------------
         Total deposits                                           97,066             104,474
   Federal Home Loan Bank advances                                28,563              19,828
   Other borrowings                                                8,767               7,829
   Other liabilities                                               2,874               2,121
                                                               -----------------------------
         Total liabilities                                       137,270             134,252
                                                               -----------------------------
Commitments and Contingencies
Equity Received From Contributions to the ESOP                       291                 187
Shareholders' Equity
   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450                             4,598               4,598
   Retained earnings                                               7,957               7,671
   Unearned recognition and retention plan                          (253)               (293)
   Accumulated other comprehensive loss                              (80)               (293)
                                                               -----------------------------
   Total shareholders' equity                                     12,222              11,683
                                                               -----------------------------
         Total liabilities and shareholders' equity            $ 149,783           $ 146,122
                                                               =============================



See notes to consolidated condensed financial statements.



                                       3

                                       CITY SAVINGS FINANCIAL CORPORATION
                                   Consolidated Condensed Statements of Income
                                                   (Unaudited)
                                      (In Thousands, Except Per Share Data)

                                                                    Three Months Ended        Six Months Ended
                                                                        December 31,            December 31,
                                                                      2004        2003        2004        2003
Interest income
   Loans receivable                                                  $1,876      $1,734      $3,748      $3,752
   Investment securities                                                153         159         308         292
   Federal Home Loan Bank stock                                          18          18          36          30
   Interest-bearing deposits                                              4           7           7          16
                                                                     ------------------------------------------
      Total interest income                                           2,051       1,918       4,099       4,090
                                                                     ------------------------------------------

Interest expense
   Deposits                                                             632         568       1,231       1,176
   Borrowed funds                                                       254         198         484         411
                                                                     ------------------------------------------
      Total interest expense                                            886         766       1,715       1,587
                                                                     ------------------------------------------

Net interest income                                                   1,165       1,152       2,384       2,503
   Provision for loan losses                                            261          79         389         256
                                                                     ------------------------------------------
Net interest income after provisions                                    904       1,073       1,995       2,247
                                                                     ------------------------------------------

Other income
   Service charges on deposit accounts                                   32          32          61          66
   Net realized gains on sales of available-for-sale securities           2          35           7          73
   Net gains on loan sales                                               62          47         109         147
   Increase in cash value of life insurance                              24          24          49          38
   Other income                                                         109          31         200         145
                                                                     ------------------------------------------
      Total other income                                                229         169         426         469
                                                                     ------------------------------------------

Other expenses
   Compensation and benefits                                            488         412         961         771
   Net occupancy expenses                                                63          43         137          88
   Equipment expense                                                     80          49         162          86
   Professional fees                                                     39          35          92          77
   Advertising and promotion                                             48          43          82          75
   Data processing                                                       64          59         121         119
   Other expenses                                                       157         121         381         230
                                                                     ------------------------------------------
      Total other expenses                                              939         762       1,936       1,446
                                                                     ------------------------------------------

Income before income tax                                                194         480         485       1,270
   Income tax expense                                                    39         175         116         483
                                                                     ------------------------------------------
Net income                                                           $  155      $  305      $  369      $  787
                                                                     ==========================================

Basic earnings per share                                             $ 0.31      $ 0.62      $ 0.73        1.59
Diluted earnings per share                                             0.30        0.60        0.72        1.55
Dividends per share                                                    0.15        0.15        0.25        0.25



See notes to consolidated condensed financial statements.






                                      CITY SAVINGS FINANCIAL CORPORATION
                          Consolidated Condensed Statements of Comprehensive Income
                                         (Unaudited and In Thousands)


                                                                    Three Months Ended        Six Months Ended
                                                                        December 31,            December 31,
                                                                    -------------------------------------------

                                                                      2004        2003        2004        2003

Net income                                                            $ 155       $ 305         369        787
Other comprehensive income, net of tax
   Unrealized gains/(losses) on securities available for sale
      Unrealized holding gains arising during the period,               (10)        (47)        213       (100)
      net of tax expense (benefit) of $6, ($31), $140 and ($66)
                                                                      ----------------------------------------
Comprehensive income                                                  $ 145       $ 258       $ 582      $ 687
                                                                      ========================================




See notes to consolidated condensed financial statements.













                                                  5

                                       CITY SAVINGS FINANCIAL CORPORATION
                                 Consolidated Condensed Statement of Cash Flows
                                          (Unaudited and In Thousands)



                                                                             Six Months Ended Dec. 31,
                                                                               2004            2003

Operating Activities
  Net income                                                                 $     369       $     787
  Adjustments to reconcile net income to net cash
      provided by operating activities
    Provision for loan losses                                                      389             256
    Depreciation                                                                   133              51
    Investment securities accretion, net                                            37              52
    Investment securities gains                                                     (7)            (73)
    Amortization of RRP shares                                                      40              41
    Amortization of ESOP shares                                                    104             119
    Mortgage loans originated for sale                                         (26,169)       (116,811)
    Proceeds from sale of mortgage loans                                        27,096         128,308
    Gains on sale of loans                                                        (109)           (147)
    Increase in cash value of life insurance                                       (49)            (38)
    Net change in
       Interest receivable                                                         (74)            (20)
       Other assets                                                                437          (1,816)
       Foreclosed assets                                                          (711)            (33)
       Other liabilities                                                           613            (467)
                                                                             -------------------------
        Net cash provided by operating activities                                2,099          10,209
                                                                             -------------------------

Investing Activities
   Purchases of securities available for sale                                   (3,991)        (11,236)
   Proceeds from sales of securities available for sale                          2,458           5,303
   Proceeds from maturities of securities available for sale                     1,063           1,714
   Proceeds from maturities and paydowns of securities held to maturity             49              40
   Net changes in loans                                                         (3,690)        (12,240)
   Purchases of premises and equipment                                             (26)         (1,803)
   Purchase of FHLB stock                                                          (36)           (534)
                                                                             -------------------------
         Net cash used by investing activities                                  (4,173)        (18,756)
                                                                             -------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                1,001          (1,084)
      Certificate of deposits                                                   (8,409)         (5,884)
   Proceeds from FHLB advances                                                  19,000          36,900
   Payments on FHLB advances                                                   (10,265)        (25,574)
   Proceeds from other borrowings                                                  938           2,048

   Dividends paid                                                                  (83)           (139)
                                                                             -------------------------
         Net cash provided by financing activities                               2,182           6,267
                                                                             -------------------------






                                       CITY SAVINGS FINANCIAL CORPORATION
                                 Consolidated Condensed Statement of Cash Flows
                                          (Unaudited and In Thousands)



Net Change in Cash and Cash Equivalents                                            108          (2,280)

Cash and Cash Equivalents, Beginning of Year                                     2,541           4,952
                                                                             -------------------------

Cash and Cash Equivalents, End of Period                                         2,649         $ 2,672
                                                                             =========================

Additional Cash Flows Information
   Interest paid                                                               $ 1,707         $ 1,564
   Income tax paid                                                                  72             198






See notes to consolidated condensed financial statements.











                                            7

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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-KSB for the year ended June 30, 2004 filed with the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the unaudited consolidated condensed financial statements have been included. The results of operations for the three and six-month periods ended December 31, 2004 and 2003, are not necessarily indicative of the results which may be expected for the entire year.

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


                                                           Three Months Ended        Three Months Ended
                                                              Dec. 31, 2004             Dec. 31, 2003
                                                          ------------------------------------------------
   Net income, as reported                                         $155                     $305
   Less:  Total stock-based employee compensation cost
      determined under the fair value based method, net
      of income taxes                                               (12)                      (9)
                                                          ---------------------------------------------

   Pro forma net income                                            $143                     $296
                                                          ================================================

   Earnings per share:
       Basic - as reported                                     $   0.31                 $   0.62
       Basic - pro forma                                       $   0.28                 $   0.60
       Diluted - as reported                                   $   0.30                 $   0.60
       Diluted - pro forma                                     $   0.28                 $   0.58




                                                              Six Months Ended        Six Months Ended
                                                                Dec. 31, 2004           Dec. 31, 2003
                                                          ------------------------------------------------

   Net income, as reported                                         $369                     $787
   Less:  Total stock-based employee compensation cost
      determined under the fair value based method, net
      of income taxes                                               (25)                     (18)
                                                          ---------------------------------------------

   Pro forma net income                                            $344                     $769
                                                          ================================================

   Earnings per share:
       Basic - as reported                                     $   0.73                 $   1.59
       Basic - pro forma                                       $   0.68                 $   1.56
       Diluted - as reported                                   $   0.72                 $   1.55
       Diluted - pro forma                                     $   0.67                 $   1.51




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


Note 3: Effect of Recent Accounting Pronouncements

Emerging Issues Task Force Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1")" was issued in late 2003 with an effective date of March 31, 2004. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the FASB delayed indefinitely the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature or to disclose certain information on impaired investments. The application of the guidance originally included in EITF 03-1 would not have had a material effect on the Company's financial condition or results of operations.

In December, 2004, the FASB issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006.

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

                       CITY SAVINGS FINANCIAL CORPORATION
         Notes to Unaudited Consolidated Condensed Financial Statements
      (Table dollar amounts in thousands except per share and share data)


The Company will first report compensation cost under SFAS 123R in its third fiscal quarter ending March 31, 2006 using the modified prospective method. For liability-classified awards, the Company will initially measure the cost of employee services received in exchange for an award based on its current fair value; the fair value will be re-measured subsequently at each reporting date through the settlement date, and changes in fair value will be recognized as compensation cost. For equity-classified awards, the grant date fair value will be recognized in earnings over the requisite service period. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.


Note 4: Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding less shares held by the ESOP that are unallocated and not committed to be released and less shares held by the RRP. For the three and six month periods ended December 31, 2004, the weighted average number of common shares used to compute basic earnings per share was 503,983 and 503,054, respectively. For the three and six month periods ended December 31, 2003, the weighted average number of common shares used to compute basic earnings per share was 495,682 and 494,169, respectively.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options. For the three and six month periods ended December 31, 2004, the weighted average number of common shares used to compute diluted earnings per share was 517,020 and 516,091, respectively. For the three and six month periods ended December 31, 2003, the weighted average number of common shares used to compute diluted earnings per share was 511,321 and 507,732, respectively.

Options to purchase 3,000 shares at $27.74 per share were outstanding at June 30, 2004 and options to purchase 11,241 shares at $23.70 were granted on November 2, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


                       CITY SAVINGS FINANCIAL CORPORATION
         Notes to Unaudited Consolidated Condensed Financial Statements
      (Table dollar amounts in thousands except per share and share data)



Note 5:  Loans and Allowance
                                                                      December 31,     June 30,
                                                                         2004            2004
                                                                      -------------------------

Commercial and industrial loans not secured by real property ...      $  16,181       $  15,677
Residential real estate loans ..................................         41,451          42,836
Commercial real estate loans ...................................         26,289          26,880
Construction loans .............................................         19,072          15,869
Land Loans .....................................................          1,646           2,723
Individuals' loans for household and other personal expenditures         25,170          22,705
                                                                      -------------------------
                                                                        129,809         126,690
Unamortized deferred loan fees, net ............................           (145)           (191)
Undisbursed portion of loans ...................................         (6,229)         (5,772)
Allowance for loan losses ......................................         (1,682)         (1,457)
                                                                      -------------------------
      Total Loans (including loans available for sale) .........      $ 121,753       $ 119,270
                                                                      -------------------------


                                                                          Six Months Ended
                                                                       Dec. 30,        Dec. 30,
                                                                         2004            2003
                                                                      -------------------------
Allowance for loan losses
  Balances, July 1, 2004 and 2003 ..............................      $   1,457       $   1,097
  Provision for losses .........................................            389             256
  Recoveries on loans ..........................................              0               0
  Loans charged off ............................................           (164)            (49)
                                                                      -------------------------
  Balances, December 31, 2004 and 2003 .........................      $   1,682       $   1,304
                                                                      -------------------------


Note 6:  Nonperforming assets

                                                                       Dec. 31,        June 30,
                                                                         2004            2004
                                                                      -------------------------

Nonperforming loans:
 Non-accrual ...................................................         $4,460       $4,255
 Loans more than 90 days past due and still accruing ...........            122            0
 Trouble debt restructurings ...................................              0          102
                                                                      -------------------------
                                                                          4,582        4,357
 Foreclosed assets .............................................            902          191
                                                                      -------------------------
Total nonperforming assets .....................................         $5,484       $4,548
                                                                      -------------------------

Nonperforming loans to total loans .............................           3.76%        3.65%

Nonperforming assets to total assets ...........................           3.66%        3.11%





                       CITY SAVINGS FINANCIAL CORPORATION
         Notes to Unaudited Consolidated Condensed Financial Statements
      (Table dollar amounts in thousands except per share and share data)


Note 7:  Past Due Loans

  Balances at:                          December 31, 2004      June 30, 2004
                                       -------------------   -------------------
                                       30-89      90 Days    30-89      90 Days
                                        Days      and Over    Days      and Over
Commercial and industrial loans
     not secured by real property....  $  777      $  654    $  896      $  152
Real estate loans ...................   4,651       3,304     3,199       3,303
Construction loans ..................     199         411       604           -
Individuals' loans for household
    and other personal expenditures..   1,136         195     1,006         181
                                       ----------------------------------------
 Total ..............................  $6,763      $4,564    $5,705      $3,636
                                       ----------------------------------------

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

The Company had $864,000 in loans outstanding purchased under agreements to resell at December 31, 2004 as compared to $1.7 million at December 31, 2003. During the six months ended December 31, 2004, the Company recorded interest income of $75,000 and fee income of $7,000 on loans purchased via the program as compared to interest income of $414,000 and fee income of $35,000 recorded for the same period last year.


Real Estate Development Project

On December 8, 2003, the Company entered into an agreement to purchase 80 acres of land located in Crown Point, Indiana for $3.4 million. The Company planned on developing the land for commercial purposes through a joint venture with a local real estate developer. The terms of the agreement provided for a 180-day due diligence period commencing one day after the date of the agreement and required a closing date on or before thirty days after the expiration of the due diligence period. The Company intended to fund the purchase of the real estate through a credit facility with a correspondent bank and obtained a letter of non-objection from its primary regulator, the Office of Thrift Supervision, allowing the Company to take on the additional borrowings. Subsequent to June 30, 2004, the Office of Thrift Supervision rescinded their letter of non-objection. As a result of this action, the Company let its option to purchase the land expire and charged off approximately $60,000 in costs related to the project during the six months ended December 31, 2004.


Financial Condition

Total assets at December 31, 2004 were $149.8 million compared to $146.1 million at June 30, 2004, an increase of $3.7 million, or 2.5%. The increase in assets was primarily attributable to an increase in total net loans of $2.5 million or 2.1%, an increase in foreclosed assets of $711,000 or 372.2% and an increase in investment securities available for sale of $760,000 or 5.6%. The increase in net loans was largely due to an increase in loan originations by the Company's Chesterton, Indiana banking office which began operations in February of 2004.

The Company's allowance for loan losses increased $225,000 or 15.4% to $1.7 million at December 31, 2004, from $1.5 million at June 30, 2004. Over this same time period nonperforming loans increased $225,000 or 5.2% to $4.6 million at December 31, 2004. Although management believes that its allowance for loan losses at December 31, 2004 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company's results of operations.

Total deposits decreased $7.4 million or 7.1%, to $97.1 million at December 31, 2004 from $104.5 million at June 30, 2004. The decrease in deposits was attributable to an $8.4 million decrease in certificate of deposit balances, a $772,000 decrease in savings account balances partially offset by a $1.8 million increase in demand and money market account balances. The decrease in certificate account balances was due to a decrease in both public fund and broker originated deposits.

Advances from the Federal Home Loan Bank increased $8.7 million to $28.7 million at December 31, 2004 from $19.8 million at June 30, 2004. The Company utilized advances to fund loan growth and maturing brokered and public fund deposits. The weighted average cost of Federal Home Loan Bank advances at December 31, 2004 was 2.60% with a weighted average remaining maturity of 1.1 years.

Shareholders' equity totaled $12.2 million at December 31, 2004, an increase of $539,000 or 4.6% from $11.7 million at June 30, 2004. The increase resulted from net income for the six months ended December 31, 2004 of $369,000, by the after-tax decrease in the unrealized loss on the available-for-sale investment portfolio of $213,000 and by $40,000 of shares held in the RRP Trust becoming vested and issued to plan participants which was partially offset by the payment of $83,000 in common stock dividends.


Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

General. Net income for the three months ended December 31, 2004 was $155,000, a decrease of $150,000 or 49.2% from the $305,000 reported for the period ended December 31, 2003. The decrease in income in the 2004 period was primarily attributable to an increase in the provision for loan losses of $182,000 and a $177,000 increase in other expenses.

Interest Income. Interest income for the three months ended December 31, 2004 increased $133,000 or 6.9% over the same period last year reflecting an increase in the average balance of interest earning assets and an increase in the average yield on interest-earning assets of 31 basis points to 5.95% for the three months ended December 31, 2004 from 5.64% for the three months ended December 31, 2003.

Interest Expense. Interest expense on deposits for the three months ended December 31, 2004 was $886,000 compared to $766,000 for the same period last year, an increase of $120,000 or 15.7%. The increase in interest expense was primarily the result of a 22 basis point increase in the average cost of deposits to 2.58% at December 31, 2004 from 2.36% at December 31, 2003 and a period to period increase in average outstanding balances. Interest expense on borrowed funds totaled $254,000 for the three months ended December 31, 2004, an increase of $56,000 from the comparable period in 2003. The increase resulted primarily from a 56 basis point increase in the average cost of borrowed funds to 3.05% at December 31, 2004 from 2.49% at December 31, 2004 and an increase in average outstanding balances. The average cost of total interest-bearing liabilities for the three months ended December 31, 2004 was 2.70% compared to 2.40% for the three months ended December 31, 2003.

Net Interest Income. Net interest income of $1.2 million for the three months ended December 31, 2004 reflects an increase of $13,000 or 1.1% from the same period in 2003. The increase in net interest income was primarily the result of a slight increase in the spread between the yield on interest earning assets and the cost of interest bearing liabilities to 3.25 for the three months ended December 31, 2004 from 3.24% for the same period last year and modest year over year growth in interest earning assets.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $261,000 provision for losses on loans for the three months ended December 31, 2004, which was $182,000 greater than the level of provisions recorded in the same period last year. The increase in provisions was primarily attributable to three commercial lending relationships totaling $1.1 million that were placed on nonaccrual status as of December 31, 2004. One relationship totals $668,000 and is secured by the real estate and equipment of a retail food establishment where the owners have closed the business and the Bank is working to take possession of the collateral. The second relationship totals $313,000 and is secured by the real estate and equipment of a Michigan City tavern that has also closed down and the Bank is proceeding with foreclosure. The third relationship totals $124,000 and is secured by the inventory and receivables of a floor store located in Valparaiso, Indiana where the owners have closed the business and the Bank is pursuing collection efforts. While management believes that the allowance for loan losses is adequate at December 31, 2004, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the three months ended December 31, 2004 was $229,000 compared to $169,000 for the three months ended December 31, 2003, an increase of $60,000 or 35.5%. The increase in noninterest income was primarily the result of a $78,000 increase in other income and a $15,000 increase in net gains on loan sales. Partially offsetting the increase in noninterest income was a $33,000 decrease in net gains on sales of available-for-sale securities. The increase in other income was primarily attributable to an increase in fees related to lending services.

Noninterest Expense. Noninterest expense for the three months ended December 31, 2004 was $939,000 compared to $762,000 million for the three months ended December 31, 2003, an increase of $177,000 or 23.2%. In February of 2004, the Company opened up a full service branch office in Chesterton, Indiana and a loan origination office in Crown Point, Indiana and has experienced an increase in expenses related to the staffing and operation of these offices. The Bank has also experienced higher period over period compensation and benefit expenses related to staffing increases in commercial lending, loan support, operations and accounting.

Income Taxes. The provision for income taxes totaled $39,000 for the three months ended December 31, 2004, a decrease of $136,000 or 77.7%, as compared to the same period in 2003. The effective tax rates amounted to 20.1% and 36.5% for the three months ended December 31, 2004 and 2003, respectively. The decrease in the effective tax rate is primarily attributable to an adjustment of the Bank's accrual for its current tax liabilities.


Comparison of Operating Results for the Six Months Ended December 31, 2004 and 2003

General. Net income for the six months ended December 31, 2004 was $369,000, a decrease of $418,000 or 53.1% from the $787,000 reported for the period ended December 31, 2003. The decrease in income in the 2004 period was primarily attributable to an increase in other expenses of $490,000, an increase in the provision for loan losses of $133,000 and a decrease in net interest income of $119,000.

Interest Income. The Company recorded a slight increase in interest income for the six months ended December 31, 2004 of $9,000 or 0.2% over the same period last year. Although the yield on average interest bearing assets increased 28 basis points to 5.95% for the six months ended December 31, 2004 from 5.67% for the six months ended December 31, 2003, the Company experienced a year over year decrease in average interest earning assets which resulted from reduced activity in the Company's warehouse lending activities.

Interest Expense. Interest expense on deposits for the six months ended December 31, 2004 was $1.2 million, an increase of $55,000 or 4.7% over same period last year. The increase in interest expense was primarily the result of a 18 basis point increase in the average cost of deposits to 2.50% for the six months ended December 31, 2004 from 2.32% for the six months ended December 31, 2003 which was partially offset by a period to period decrease in average outstanding balances. Interest expense on borrowed funds totaled $484,000 for the six months ended December 31, 2004, an increase of $73,000 or 17.8% from the comparable period in 2003. The increase resulted primarily from a 37 basis point increase in the average cost of borrowed funds to 2.95% for the six months ended December 31, 2004 from 2.58% for the six months ended December 31, 2003 and an increase in average outstanding balances. The average cost of total interest-bearing liabilities for the six months ended December 31, 2004 was 2.61% compared to 2.37% for the six months ended December 31, 2003.

Net Interest Income. Net interest income of $2.4 million for the six months ended December 31, 2004 reflects a decrease of $119,000 or 4.8% from the same period in 2003. The decrease in net interest income was primarily the result of a year over year decrease in average interest earning assets which resulted from reduced activity in warehouse lending activities. The Company's spread between the yield on average interest earning assets and the cost of average interest bearing liabilities was 3.33% for the six months ended December 31, 2004 as compared to 3.30% for the same period last year.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $389,000 provision for losses on loans for the six months ended December 31, 2004, which was $133,000 greater than the level of provisions recorded in the same period last year. While management believes that the allowance for loan losses is adequate at December 31, 2004, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future.

Noninterest Income. Noninterest income for the six months ended December 31, 2004 was $426,000 compared to $469,000 for the six months ended December 31, 2003, a decrease of $43,000 or 9.2%. The decrease in noninterest income was primarily the result of a $66,000 decrease in net gains on sales of available-for-sale securities and a $38,000 decrease in net gains on loan sales. Partially offsetting the increase in noninterest income was a $55,000 increase in other income and an $11,000 increase in income for the Company's investment in life insurance. The increase in other income was primarily attributable to an increase in fees related to lending activities.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2004 was $1.9 million compared to $1.4 million for the six months ended December 31, 2003, an increase of $490,000 or 33.9%. In February of 2004, the Company opened up a full service branch office in Chesterton, Indiana and a loan origination office in Crown Point, Indiana and has experienced an increase in expenses related to the staffing and operation of these offices. The Bank has also experienced higher period over period compensation and benefit expenses related to staffing increases in commercial lending, loan support, operations and accounting. Additionally, other expenses for six months ended December 31, 2004 include approximately $60,000 in costs related to the Crown Point, Indiana real estate development project which was discussed in greater detail earlier in this report.

Income Taxes. The provision for income taxes totaled $116,000 for the six months ended December 31, 2004, a decrease of $367,000 or 76.0%, as compared to the same period in 2003. The effective tax rates amounted to 23.9% and 38.0% for the six months ended December 31, 2004 and 2003, respectively. The decrease in the effective tax rate is primarily attributable to an adjustment of the Bank's accrual for its current tax liabilities.

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

The Company is also subject to other claims and lawsuits which arise in the normal course of business. There were no other lawsuits pending or known to be contemplated against the Company at December 31, 2004 that would have a material effect on the Company's operations or income.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None.


Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to Vote of Security Holders.

          On  October  27,   2004  the   Company  had  its  annual   meeting  of
     shareholders. Stockholders voted on the following proposals:

Proposal One - Election of Directors

                                 Term               For              Withheld
George L. Koehm              Three Year           467,007              4,802
James E. Magnunson           Three Year           466,957              4,852
Dale A. Parkison             Three Year           467,007              4,802
L. Charles Lukmann III        One Year            466,757              5,052


Item 5. Other Information.

          None.


Item 6. Exhibits.

     Exhibit 10(1). Form of Incentive Stock Option Agreement Under The City Savings Financial Corporation Stock Option Plan

     Exhibit 10(2). Form of Non-Qualified Stock Option Agreement Under The City Savings Financial Corporation Stock Option Plan

     Exhibit 10(3). Form of Award Notification Under The City Savings Bank Recognition and Retention Plan and Trust

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


                                          CITY SAVINGS FINANCIAL CORPORATION


Date:  February 14, 2005                  /s/ Thomas F. Swirski
                                          --------------------------------------
                                          Thomas F. Swirski
                                          President and Chief Executive Officer



Date:  February 14, 2005                  /s/ George L. Koehm
                                          --------------------------------------
                                          George L. Koehm
                                          Treasurer and Controller