Form 10QSB
period 2005-03-31
CITY SAVINGS FINANCIAL CORP
filed 2005-05-16
CIK 1159404

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 13, 2005 - 555,450 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                       CITY SAVINGS FINANCIAL CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets                              3

            Consolidated Condensed Statements of Income (Loss)                 4

            Consolidated Condensed Statements of  Comprehensive Income (Loss)  5

            Consolidated Condensed Statements of Cash Flows                    6

            Notes to Unaudited Consolidated Condensed Financial Statements     8

Item 2.  Management's Discussion and Analysis or Plan of Operation            13
Item 3.  Controls and Procedures                                              18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18
Item 2.  Unregistered Sales of Securities and Use of Proceeds                 18
Item 3.  Defaults Upon Senior Securities                                      18
Item 4.  Submission of Matters to a Vote of Security Holders                  18
Item 5.  Other Information                                                    18
Item 6.  Exhibits                                                             19

SIGNATURES                                                                    20

EXHIBITS                                                                      21

Item 1.  Financial Statements

                       CITY SAVINGS FINANCIAL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                       March 31,      June 30,
                                                         2005           2004
                                                     (Unaudited)
Assets
   Cash and due from banks                              $1,595         $1,829
   Interest-bearing demand deposits                      2,383            712
                                                     --------------------------
      Cash and cash equivalents                          3,978          2,541
   Interest-bearing time deposits                          100            299
   Investment securities available for sale             13,495         13,596
   Investment securities held to maturity                  170            192
                                                     --------------------------
         Total Investment Securities                    13,665         13,788

   Loans, net of allowances for loan losses of
       $2,303 and $1,457                               121,146        117,486
   Loans available for sale                              3,335          1,784
   Premises and equipment                                3,553          3,696
   Federal Home Loan Bank stock                          1,707          1,653
   Interest receivable                                     849            662
   Cash value of life insurance                          2,558          2,485
   Foreclosed assets                                       644            191
   Other assets                                          1,314          1,537
                                                     --------------------------
         Total assets                                 $152,849       $146,122
                                                     ==========================

Liabilities
   Deposits
      Non-interest bearing                              $3,397         $3,033
      Interest bearing                                 103,498        101,441
                                                     --------------------------
         Total deposits                                106,895        104,474

   Federal Home Loan Bank advances                      23,563         19,828
   Other borrowings                                      7,716          7,829
   Other liabilities                                     2,470          2,121
                                                     --------------------------
         Total liabilities                             140,644        134,252
                                                     --------------------------
Commitments and Contingencies
Equity Received From Contributions to the ESOP             291            187
Shareholders' Equity
   Common stock, without par value
      Authorized  - 20,000,000 shares
      Issued and outstanding - 555,450                   4,598          4,598
   Retained earnings
                                                         7,804          7,671
   Unearned recognition and retention plan                (253)          (293)
   Accumulated other comprehensive loss                   (235)          (293)
                                                     --------------------------
         Total shareholders' equity                     11,914         11,683
                                                     --------------------------
         Total liabilities and shareholders' equity   $152,849       $146,122
                                                     ==========================


See notes to consolidated condensed financial statements.

                       CITY SAVINGS FINANCIAL CORPORATION
               Consolidated Condensed Statements of Income (Loss)
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                       Three Months Ended      Nine Months Ended
                                             March 31,             March 31,
                                         2005      2004          2005     2004
Interest income
   Loans receivable                     $1,973   $ 1,806        $5,722   $5,558
   Investment securities                   140       144           447      436
   Federal Home Loan Bank stock             18        21            54       51
   Interest-bearing deposits                10         5            17       21
                                        ----------------------------------------
      Total interest income              2,141     1,976         6,240    6,066
                                        ----------------------------------------

Interest expense
   Deposits                                679       565         1,910    1,740
   Borrowed funds                          272       206           756      618
                                        ----------------------------------------
      Total interest expense               951       771         2,666    2,358
                                        ----------------------------------------

Net interest income                      1,190     1,205         3,574    3,708
   Provision for loan losses               783       146         1,172      402
                                        ----------------------------------------
Net interest income after provisions       407     1,059         2,402    3,306
                                        ----------------------------------------

Other income
   Service charges on deposit accounts      36        33            97       98
   Net realized gains on sales of
      available-for-sale securities         32        32            38      106
   Net gains on loan sales                  45        33           155      181
   Increase in cash value of life
      insurance                             24        24            72       62
   Other income                            118        58           319      203
                                        ----------------------------------------
      Total other income                   255       180           681      650
                                        ----------------------------------------

Other expenses
   Compensation and benefits               550       529         1,511    1,299
   Net occupancy expenses                   61        55           197      144
   Equipment expense                        85        79           248      166
   Professional fees                        36        38           128      114
   Advertising and promotion                47        54           129      130
   Data processing                          53        69           175      188
   Other expenses                          173       154           554      384
                                        ----------------------------------------
      Total other expenses               1,005       978         2,942    2,425
                                        ----------------------------------------

Income (Loss) before income tax           (343)      261           141    1,531
   Income tax expense (benefit)           (190)       89           (75)     572
                                        ----------------------------------------
Net income (loss)                        $(153)     $172          $216     $959
                                        ========================================

Basic earnings per share                $(0.30)    $0.34         $0.43    $1.93
Diluted earnings per share
Dividends per share                      (0.29)     0.33          0.42     1.88
                                            --        --          0.28     0.25


See notes to consolidated condensed financial statements.



                                                       CITY SAVINGS FINANCIAL CORPORATION
                                        Consolidated Condensed Statements of Comprehensive Income (Loss)
                                                          (Unaudited and In Thousands)


                                                                         Three Months Ended          Nine Months Ended
                                                                              March 31,                   March 31,
------------------------------------------------------------------- --------------------------------------------------------
                                                                         2005          2004          2005          2004
                                                                    --------------- ------------ -------------- ------------


Net income (loss)                                                       (153)          $172          $216          $959
Other comprehensive income (loss), net of tax
   Unrealized gains/(losses) on securities available for sale
      Unrealized holding gains arising during the period,
      net of tax expense (benefit) of ($102), $33, $38 and ($33)        (155)            50            58           (50)
                                                                    --------------- ------------ -------------- ------------
Comprehensive income                                                   $(308)          $222          $274          $909
                                                                    =============== ============ ============== ============






See notes to consolidated condensed financial statements.





                                       5

                                                       CITY SAVINGS FINANCIAL CORPORATION
                                                Consolidated Condensed Statements of Cash Flows
                                                         (Unaudited and In Thousands)

                                                                                                    Nine Months Ended
                                                                                                         March 31,
Operating Activities                                                                               2005           2004


   Net income                                                                                      $ 216          $  959
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                                    1,172             402
      Depreciation                                                                                   202             103
      Investment securities accretion, net                                                            61              71
      Investment securities gains                                                                    (38)           (106)
      Amortization of RRP shares                                                                      40              40
      Amortization of ESOP shares                                                                    104             120
      Mortgage loans originated for sale                                                         (39,632)       (134,222)
      Proceeds from sale of mortgage loans                                                        38,236         145,871
      Gains on sale of loans                                                                        (155)           (181)
      Increase in cash value of life insurance                                                       (73)         (1,461)
      Net change in
         Interest receivable                                                                        (187)             46
         Other assets                                                                                223            (146)
         Foreclosed assets                                                                          (453)             (5)
         Other liabilities                                                                           311          (1,421)
                                                                                           -------------------------------
          Net cash provided by operating activities                                                   27          10,070
                                                                                           -------------------------------

Investing Activities

   Net change in interest-bearing time deposits                                                      199               0
   Purchases of securities available for sale                                                     (5,029)        (14,026)
   Proceeds from sales of securities available for sale                                            3,923          11,029
   Proceeds from maturities of securities available for sale                                       1,246           2,754
   Proceeds from maturities and paydowns of securities held to maturity                               55              51
   Net changes in loans                                                                           (4,832)        (17,478)
   Purchases of premises and equipment                                                               (58)         (2,293)
   Purchase of FHLB stock                                                                            (54)           (553)
                                                                                           -------------------------------
         Net cash used in investing activities                                                    (4,550)        (20,516)
                                                                                           -------------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                                                    886             228
      Certificate of deposits                                                                      1,535          (1,130)
   Proceeds from FHLB advances                                                                    27,500          39,400
   Payments on FHLB advances                                                                     (23,765)        (27,574)
   Repayments from other borrowings                                                                 (113)           (855)
   Dividends paid                                                                                    (83)           (139)
                                                                                           -------------------------------
         Net cash provided by financing activities                                                 5,960           9,930
                                                                                           -------------------------------



                                       6

                                                       CITY SAVINGS FINANCIAL CORPORATION
                                                Consolidated Condensed Statements of Cash Flows
                                                         (Unaudited and In Thousands)




Net Change in Cash and Cash Equivalents                                                            1,437            (516)
Cash and Cash Equivalents, Beginning of Year                                                       2,541           4,952
                                                                                    --------------------------------------
Cash and Cash Equivalents, End of Period                                                         $ 3,978         $ 4,436
                                                                                    ======================================
Additional Cash Flows Information
   Interest paid                                                                                 $ 2,621         $ 2,383
   Income tax paid                                                                                   160           1,309




See notes to consolidated condensed financial statements.






                                       7

                       CITY SAVINGS FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                      Condensed Financial Statements (Table
                     dollar amounts in thousands except per
                              share and share data)

The activities of City Savings Financial Corporation (the "Company") are primarily limited to holding the stock of City Savings Bank (the "Bank"). The Bank conducts business from three full-service offices located in Rolling Prairie, Chesterton and Michigan City, Indiana with the main office located in Michigan City. The Bank also has a loan origination office in Crown Point, Indiana. Through these offices, the Bank attracts deposits from the general public and originates loans for consumer, residential and commercial purposes. The Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report and Form 10-KSB for the year ended June 30, 2004 filed with the Securities and Exchange Commission. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair representation of the unaudited consolidated condensed financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2005 and 2004, are not necessarily indicative of the results which may be expected for the entire year.

The consolidated condensed balance sheet of the Company as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

The Company has a stock-based employee compensation plan and accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to stock-based employee compensation.



                       CITY SAVINGS FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                      Condensed Financial Statements (Table
                     dollar amounts in thousands except per
                              share and share data)




                                                              Three Months Ended   Three Months Ended March
                                                                March 31, 2005             31, 2004
                                                           --------------------------------------------------

    Net income, as reported                                            ($153)                     $172
    Less:  Total stock-based employee compensation cost
       determined under the fair value based method, net
       of income taxes                                                   (12)                      (11)
                                                           --------------------------------------------------
    Pro forma net income                                               ($165)                     $161
                                                           ==================================================

    Earnings per share:
        Basic - as reported                                        $   (0.30)                 $   0.34
        Basic - pro forma                                          $   (0.32)                 $   0.32
        Diluted - as reported                                      $   (0.29)                 $   0.33
        Diluted - pro forma                                        $   (0.32)                 $   0.31




                                                              Nine Months Ended        Nine Months Ended
                                                                March 31, 2005           March 31, 2004
                                                           --------------------------------------------------

    Net income, as reported                                              $216                     $959
    Less:  Total stock-based employee compensation cost
       determined under the fair value based method, net
       of income taxes                                                   (37)                      (34)
                                                           --------------------------------------------------

    Pro forma net income                                                 $179                     $925
                                                           ==================================================

    Earnings per share:
        Basic - as reported                                          $   0.43                 $   1.93
        Basic - pro forma                                            $   0.36                 $   1.86
        Diluted - as reported                                        $   0.42                 $   1.88
        Diluted - pro forma                                          $   0.35                 $   1.81




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

Note 3: Effect of Recent Accounting Pronouncements

On April 14, 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS No. 123(R), it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2006.


Note 4: Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding less shares held by the ESOP that are unallocated and not committed to be released and less shares held by the recognition and retention plan (RRP). For the three- and nine-month periods ended March 31, 2005, the weighted average number of common shares used to compute basic earnings per share was 509,011 and 505,011, respectively. For the three- and nine-month periods ended March 31, 2004, the weighted average number of common shares used to compute basic earnings per share was 500,125 and 496,140, respectively.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options. For the three- and nine-month periods ended March 31, 2005, the weighted average number of common shares used to compute diluted earnings per share was 517,709 and 521,677, respectively. For the three- and nine-month periods ended March 31, 2004, the weighted average number of common shares used to compute diluted earnings per share was 518,797 and 511,465, respectively.

Options to purchase 3,000 shares at $27.74 per share were outstanding at June 30, 2004 and options to purchase 11,241 shares at $23.70 were granted on November 2, 2004, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.



                       CITY SAVINGS FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                      Condensed Financial Statements (Table
                     dollar amounts in thousands except per
                              share and share data)

Note 5:  Loans and Allowance
                                                                   March 31,        June 30,
                                                                     2005             2004
                                                                 ------------------------------

Commercial and industrial loans not secured by real property        $15,320          $15,677
Residential real estate loans                                        44,417           42,836
Commercial real estate loans                                         23,440           26,880
Construction loans                                                   26,341           15,869
Land Loans                                                            2,288            2,723
Individuals' loans for household and other personal expenditures     25,465           22,705
                                                                 ------------------------------
                                                                    137,271          126,690
Unamortized deferred loan fees, net                                    (119)            (191)
Undisbursed portion of loans                                        (10,368)          (5,772)
Allowance for loan losses                                            (2,303)          (1,457)
                                                                 ------------------------------

     Total Loans (including loans available for sale)              $124,481         $119,270
                                                                 ------------------------------



                                                                       Nine Months Ended
                                                                           March 31,
                                                                     2005            2004
                                                                 ------------------------------
Allowance for loan losses
  Balances, July 1, 2004 and 2003                                $    1,457        $   1,097
  Provision for losses                                                1,172              402
  Recoveries on loans                                                     0                0
  Loans charged off                                                    (326)             (60)
                                                                 ------------------------------


  Balances, March 31, 2005 and 2004                              $    2,303        $   1,439
                                                                 ------------------------------


Note 6:  Nonperforming assets
                                                                   March 31,         June 30,
                                                                     2005              2004
                                                                 ------------------------------

Nonperforming loans:
 Non-accrual                                                       $  2,800         $  4,255
 Loans more than 90 days past due and still accruing                    582                0
 Trouble debt restructurings                                          1,620              102
                                                                 ------------------------------
                                                                      5,002            4,357
 Foreclosed assets                                                      644              191
                                                                 ------------------------------
Total nonperforming assets                                        $   5,646         $  4,548
                                                                 ------------------------------
Nonperforming loans to total loans                                     4.02%            3.65%
Nonperforming assets to total assets                                   3.69%            3.11%


                                       11



                       CITY SAVINGS FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                      Condensed Financial Statements (Table
                     dollar amounts in thousands except per
                              share and share data)

Note 7:  Past Due Loans

  Balances at:                                      March 31, 2005                June 30, 2004
                                               -------------------------      ---------------------
                                               30-89            90 Days        30-89      90 Days
                                                Days            and Over        Days      and Over

Commercial and industrial loans
    not secured by real property                $  784           $  419        $  896      $  152
Real estate loans                                3,477            2,361         3,199       3,303
Construction loans                                 748              323           604           -
Individuals' loans for household
    and other personal expenditures              1,220              279         1,006         181
                                               ----------------------------------------------------

 Total                                          $6,229           $3,382        $5,705      $3,636
                                               ----------------------------------------------------


                                       12

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

The Company had $3.2 million in loans outstanding purchased under agreements to resell at March 31, 2005 as compared to $1.9 million at March 31, 2004. During the nine months ended March 31, 2005, the Company recorded interest income of $117,000 and fee income of $10,000 on loans purchased via the program as compared to interest income of $454,000 and fee income of $40,000 recorded for the same period last year.


Real Estate Development Project

On December 8, 2003, the Company entered into an agreement to purchase 80 acres of land located in Crown Point, Indiana for $3.4 million. The Company planned on developing the land for commercial purposes through a joint venture with a local real estate developer. The terms of the agreement provided for a 180-day due diligence period commencing one day after the date of the agreement and required a closing date on or before thirty days after the expiration of the due diligence period. The Company intended to fund the purchase of the real estate through a credit facility with a correspondent bank and obtained a letter of non-objection from its primary regulator, the Office of Thrift Supervision, allowing the Company to take on the additional borrowings. Subsequent to June 30, 2004, the Office of Thrift Supervision rescinded their letter of non-objection. As a result of this action, the Company let its option to purchase the land expire and charged off approximately $60,000 in costs related to the project during the nine months ended March 31, 2005.


Financial Condition

Total assets at March 31, 2005 were $152.8 million compared to $146.1 million at June 30, 2004, an increase of $6.7 million, or 4.6%. The increase in assets was primarily attributable to an increase in total net loans of $5.2 million or 4.4%, an increase in foreclosed assets of $453,000 or 237.2% and an increase in cash and cash equivalents of $1.4 million or 56.6%. The increase in net loans was largely due to an increase in loan originations by the Company's Chesterton, Indiana banking office which began operations in February of 2004.

The Company's allowance for loan losses increased $846,000 or 58.1% to $2.3 million at March 31, 2005, from $1.5 million at June 30, 2004. Over this same time period nonperforming loans increased $645,000 or 14.8% to $5.0 million at March 31, 2005. Although management believes that its allowance for loan losses at March 31, 2005 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company's results of operations. (See provision for loan losses below for additional information on nonperforming loans and increase in the provision for loan losses.)

Total deposits increased $2.4 million or 2.3%, to $106.9 million at March 31, 2005 from $104.5 million at June 30, 2004. The increase in deposits was attributable to a $1.5 million increase in certificate of deposit balances and a $1.5 million increase in demand and money market account balances partially offset by a $635,000 decrease in savings account balances.

Advances from the Federal Home Loan Bank increased $3.7 million to $23.6 million at March 31, 2005 from $19.8 million at June 30, 2004. The Company utilized advances to fund loan growth. The weighted average cost of Federal Home Loan Bank advances at March 31, 2005 was 3.37% with a weighted average remaining maturity of 1.3 years.

Shareholders' equity totaled $11.9 million at March 31, 2005, an increase of $231,000 or 2.0% from $11.7 million at June 30, 2004. The increase resulted from net income for the nine months ended March 31, 2005 of $216,000, from the after-tax decrease in the unrealized loss on the available-for-sale investment portfolio of $58,000 and from $40,000 of shares held in the RRP Trust becoming vested and issued to plan participants which was partially offset by the payment of $83,000 in common stock dividends.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2005 and
2004

General. The net loss for the three months ended March 31, 2005 was ($153,000), a decrease of $325,000 or 189.0% from the $172,000 in net income reported for the period ended March 31, 2004. The net loss reported for the current period was primarily attributable to an increase in the provision for loan losses of $637,000 over the same period last year.

Interest Income. Interest income for the three months ended March 31, 2005 increased $165,000 or 8.4% over the same period last year reflecting an increase in the average balance of interest-earning assets and an increase in the average yield on interest-earning assets of 36 basis points to 6.04% for the three months ended March 31, 2005 from 5.68% for the three months ended March 31, 2004.

Interest Expense. Interest expense on deposits for the three months ended March 31, 2005 was $679,000 compared to $565,000 for the same period last year, an increase of $114,000 or 20.2%. The increase in interest expense was primarily the result of a 29 basis point increase in the average cost of deposits to 2.62% at March 31, 2005 from 2.33% at March 31, 2004 and a period-to-period increase in average outstanding balances. Interest expense on borrowed funds totaled $272,000 for the three months ended March 31, 2005, an increase of $66,000 from the comparable period in 2004. The increase resulted primarily from a 116 basis point increase in the average cost of borrowed funds to 3.50% at March 31, 2005 from 2.34% at March 31, 2004 which was partially offset by a decrease in average outstanding balances. The average cost of total interest-bearing liabilities for the three months ended March 31, 2005 was 2.83% compared to 2.33% for the three months ended March 31, 2004.

Net Interest Income. Net interest income for the three months ended March 31, 2005 was $1.2 million, which was a $15,000 decrease over the same period last year. The decrease was primarily attributable to a 13 basis point decrease in the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities to 3.22% for the three months ended March 31, 2005 from 3.35% for the same period last year which was partially offset by modest year-over-year growth in interest-earning assets.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $783,000 provision for losses on loans for the three months ended March 31, 2005, which was $637,000 greater than the level of provisions recorded in the same period last year. The increase in provisions was primarily attributable to five lending relationships totaling $2.4 million where the borrowers are experiencing financial difficulties. One relationship totals $550,000 and is secured by a third mortgage on an Indianapolis residence and by a first priority security interest in accounts receivable, equipment, inventory and intangibles of the borrower. Last fall, the Bank was notified that the borrower was having significant problems with its business operations and was in breach of its loan covenants. On March 17, 2005, the Bank was notified that the borrower had decided to terminate its business. The borrower has begun the process of selling its assets in anticipation of liquidation. Management decided to record a $412,500 charge with respect to the Loan because of the borrower's decision to liquidate and because of management's assessment of the appraised value of the residence, the liquidation value of the borrower's assets and the limited value of the personal guarantees. The second relationship consists of 12 loans totaling $1.0 million secured by single family rental units where the borrower is experiencing cash flow difficulties and the loans are past due. The third relationship totals $512,000 and is secured by the real estate and equipment of a beauty salon located in Crown Point, Indiana. The loan has been restructured to interest-only payments after a long period of delinquency and the borrowers are actively marketing the property. The fourth relationship totals $223,000 and is secured by the real estate and equipment of a convenience store located in Porter, Indiana. The business is currently closed and the loan has been placed on nonaccrual status. The fifth relationship totals $124,000 and is secured by the inventory and receivables of a flooring store located in Valparaiso, Indiana where the owners have closed the business and the Bank is pursuing collection efforts. Management believes there is very little chance of any recovery and has fully reserved the loan.

Noninterest Income. Noninterest income for the three months ended March 31, 2005 was $255,000 compared to $180,000 for the three months ended March 31, 2004, an increase of $75,000 or 41.7%. The increase in noninterest income was primarily the result of a $60,000 increase in other income and a $12,000 increase in net gains on loan sales. The increase in other income was primarily attributable to an increase in fees related to lending services.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2005 was $1.0 million compared to $978,000 for the three months ended March 31, 2004, an increase of $27,000 or 2.8%. The increase in noninterest expense was largely due to a $21,000 increase in compensation expense and a $19,000 increase in other expenses which were partially offset by a $16,000 decrease in data processing expense and a $7,000 decrease in advertising and promotion expense.

Income Taxes. The Company recorded a tax benefit of ($190,000) for the three months ended March 31, 2005 as compared to an $89,000 tax provision recorded in the same period last year. The effective tax rates amounted to (55.4%) and 34.1% for the three months ended March 31, 2005 and 2004, respectively. The tax benefit recorded in the current period is primarily attributable to a loss before income tax of ($343,000) and an adjustment of the Bank's accrual for its current tax liabilities.


Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2005 and
2004

General. Net income for the nine months ended March 31, 2005 was $216,000, a decrease of $743,000 or 77.5% from the $959,000 reported for the period ended March 31, 2004. The decrease in income in the 2005 period was primarily attributable to an increase in the provision for loan losses of $770,000, an increase in other expenses of $517,000 and a decrease in net interest income of $134,000.

Interest Income. The Company recorded an increase in interest income for the nine months ended March 31, 2005 of $174,000 or 2.9% over the same period last year. The increase in interest income was attributable to an increase in the yield on average interest-earning assets of 22 basis points to 5.97% for the nine months ended March 31, 2005 from 5.75% for the nine months ended March 31, 2004. This increase was partially offset by a year-over-year decrease in average interest-earning assets which resulted from reduced activity in the Company's warehouse lending activities.

Interest Expense. Interest expense on deposits for the nine months ended March 31, 2005 was $1.9 million, an increase of $170,000 or 9.8% over same period last year. The increase in interest expense was primarily the result of a 21 basis point increase in the average cost of deposits to 2.53% for the nine months ended March 31, 2005 from 2.32% for the nine months ended March 31, 2004. Interest expense on borrowed funds totaled $756,000 for the nine months ended March 31, 2005, an increase of $138,000 or 22.3% from the comparable period in 2004. The increase resulted primarily from a 58 basis point increase in the average cost of borrowed funds to 3.19% for the nine months ended March 31, 2005 from 2.61% for the nine months ended March 31, 2004. The average cost of total interest-bearing liabilities for the nine months ended March 31, 2005 was 2.68% compared to 2.39% for the nine months ended March 31, 2004.

Net Interest Income. Net interest income of $3.6 million for the nine months ended March 31, 2005 reflects a decrease of $134,000 or 3.6% from the same period in 2004. The decrease in net interest income was primarily the result of a year-over-year decrease in the Company's spread between the yield on average interest-earning assets and the cost of average interest-bearing liabilities from 3.36% for the nine months ended March 31, 2004 to 3.29% for the nine months ended March 31, 2005.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectability of the loan portfolio. As a result of such analysis, management recorded a $1.2 million provision for losses on loans for the nine months ended March 31, 2005, which was $770,000 greater than the level of provisions recorded in the same period last year. While management believes that the allowance for loan losses is adequate at March 31, 2005, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on loans in the future. (See provision for loan losses above for additional information on nonperforming loans and increase in the provision for loan losses.)

Noninterest Income. Noninterest income for the nine months ended March 31, 2005 was $681,000 compared to $650,000 for the nine months ended March 31, 2004, an increase of $31,000 or 4.8%. The increase in noninterest income was primarily the result of a $116,000 increase in other income and a $10,000 increase in income for the Company's investment in life insurance. The increase in other income was primarily attributable to an increase in fees related to lending activities. Partially offsetting the increase in noninterest income was a $68,000 decrease in gains on the sale of securities and a $26,000 decrease in gains on the sale of loans.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2005 was $2.9 million compared to $2.4 million for the nine months ended March 31, 2004, an increase of $517,000 or 21.3%. In February of 2004, the Company opened up a full service branch office in Chesterton, Indiana and a loan origination office in Crown Point, Indiana and has experienced an increase in expenses related to the staffing and operation of these offices. The Bank has also experienced higher period-over-period compensation and benefit expenses related to staffing increases in commercial lending, loan support, operations and accounting. Additionally, other expenses for nine months ended March 31, 2005 include approximately $60,000 in costs related to the Crown Point, Indiana real estate development project which was discussed in greater detail earlier in this report.

Income Taxes. The Company recorded a tax benefit of ($75,000) for the nine months ended March 31, 2005 as compared to a $572,000 tax provision recorded in the same period last year. The effective tax rates amounted to (53.2%) and 37.4% for the nine months ended March 31, 2005 and 2004, respectively. The tax benefit recorded in the current period is primarily attributable to a $647,000 decrease in the Company's income before taxes as compared to the same period last year and an adjustment of the Bank's accrual for its current tax liabilities.

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


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to a lawsuit asserting, among other things, that the Company interfered with transactional relationships between the Indiana Housing Finance Authority (IHFA) and the Greater Michigan City Community Development Corporation (GMCCDC). It is impossible at this time for the Company to predict the outcome of this pending litigation or impact on the Company's operations or financial condition. This proceeding was first reported in the Company's Form 10-KSB for the period ending June 30, 2002, and there have been no material developments during the period covered by this report.

The Company is also subject to other claims and lawsuits which arise in the normal course of business. There were no other lawsuits pending or known to be contemplated against the Company at March 31, 2005 that would have a material effect on the Company's operations or income.


Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.


Item 3. Defaults Upon Senior Securities.

None.


Item 4. Submission of Matters to Vote of Security Holders.

None.


Item 5. Other Information.

On January 12, 2005, the Company executed a Third Amendment to its Employee Stock Ownership Plan and Trust Agreement (the "Plan"), effective January 1, 2004 amending the Plan to change the name of the Bank to City Savings Bank from Michigan City Savings and Loan Association and to reflect the change in the vesting provisions to count service accrued after December 31, 1999 rather than December 31, 2000.

On April 13, 2005, the Company executed a Fourth Amendment to its Employee Stock Ownership Plan and Trust Agreement, amending the Plan by changing the mandatory small benefit cashout threshold from five thousand dollars ($5,000) to one thousand dollars ($1,000) and applying that threshold to each participant's entire vested account balance with respect to distributions of benefits on or after March 28, 2005.

Item 6. Exhibits.

          Exhibit 10(1). Third Amendment to City Savings Financial Corporation Employee Stock Ownership Plan and Trust Agreement

          Exhibit 10(2). Fourth Amendment to City Savings Financial Corporation Employee Stock Ownership Plan and Trust Agreement

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


                                         CITY SAVINGS FINANCIAL CORPORATION



Date:         May 16, 2005               /s/ Thomas F. Swirski
              ------------               -------------------------------------
                                         Thomas F. Swirski
                                         President and Chief Executive Officer




Date:         May 16, 2005               /s/ George L. Koehm
              ------------               -------------------------------------
                                         George L. Koehm
                                         Treasurer and Controller

                                INDEX TO EXHIBITS




  Regulation
 S-K Exhibit
    Number     Document
 -----------   -----------------------------------------------------------------

    10(1) Third Amendment to City Savings Financial Corporation Employee Stock Ownership Plan and Trust Agreement

    10(2) Fourth Amendment to City Savings Financial Corporation Employee Stock Ownership Plan and Trust Agreement

    31(1)      Rule 13(a)-14(a) Certification (Chief Executive Officer)

    31(2)      Rule 13(a)-14(a) Certification (Chief Financial Officer)

    32         Section 1350 Certifications